Form 10-Q
period 1995-09-30
PARKER & PARSLEY 88 B L P
filed 1995-11-13
CIK 828191

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 33-19659-02

                     PARKER & PARSLEY 88-B, L.P.
       (Exact name of Registrant as specified in its charter)

           Delaware                             75-2240121
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes    /x/    No   / /

                        Page 1 of 11 pages.
                      There are no exhibits.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                        1995           1994
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $118,327 at September 30
     and $98,712 at December 31                    $  118,827      $   99,212
  Accounts receivable - oil and gas sales              92,374         109,649
                                                    ---------       ---------

          Total current assets                        211,201         208,861

Oil and gas properties - at cost, based on the
  successful efforts accounting method              7,110,412       7,102,206
     Accumulated depletion                         (3,790,354)     (3,529,153)
                                                    ---------       ---------

          Net oil and gas properties                3,320,058       3,573,053
                                                    ---------       ---------

                                                   $3,531,259      $3,781,914
                                                    =========       =========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $   43,587      $   25,876

Partners' capital:
  Limited partners (8,954 interests)                3,452,827       3,718,508
  Managing general partner                             34,845          37,530
                                                    ---------       ---------

                                                    3,487,672       3,756,038
                                                    ---------       ---------

                                                   $3,531,259      $3,781,914
                                                    =========       =========



     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                 ---------------------   ---------------------
                                    1995        1994        1995        1994
                                 ---------   ---------   ---------   ---------
Revenues:
   Oil and gas sales             $ 212,774   $ 256,838   $ 673,219   $ 711,157
   Interest income                   2,258       1,584       5,972       3,290
                                  --------    --------    --------    --------

      Total revenues               215,032     258,422     679,191     714,447

Costs and expenses:
   Production costs                100,904     110,321     317,903     347,736
   General and administrative
     expenses                        6,354       7,301      20,167      20,931
   Depletion                        85,333      86,897     261,201     283,065
                                  --------    --------    --------    --------

      Total costs and expenses     192,591     204,519     599,271     651,732
                                  --------    --------    --------    --------

Net income                       $  22,441   $  53,903   $  79,920   $  62,715
                                  ========    ========    ========    ========

Allocation of net income:
   Managing general partner      $     224   $     539   $     799   $     627
                                  ========    ========    ========    ========

   Limited partners              $  22,217   $  53,364   $  79,121   $  62,088
                                  ========    ========    ========    ========

Net income per limited
   partnership interest          $    2.48   $    5.96   $    8.84   $    6.93
                                  ========    ========    ========    ========

Distributions per limited
   partnership interest          $   12.02   $   15.00   $   38.51   $   38.50
                                  ========    ========    ========    ========




     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                        Managing
                                        general       Limited
                                        partner       partners        Total


Balance at January 1, 1994             $  42,228     $4,183,621     $4,225,849

    Distributions                         (3,483)      (344,740)      (348,223)

    Net income                               627         62,088         62,715
                                        --------      ---------      ---------

Balance at September 30, 1994          $  39,372     $3,900,969     $3,940,341
                                        ========      =========      =========


Balance at January 1, 1995             $  37,530     $3,718,508     $3,756,038

    Distributions                         (3,484)      (344,802)      (348,286)

    Net income                               799         79,121         79,920
                                        --------      ---------      ---------

Balance at September 30, 1995          $  34,845     $3,452,827     $3,487,672
                                        ========      =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                         1995           1994

Cash flows from operating activities:

  Net income                                          $  79,920      $  62,715
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                         261,201        283,065
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         17,275         (6,946)
      Increase in accounts payable                       17,711         25,187
                                                       --------       --------

        Net cash provided by operating activities       376,107        364,021

Cash flows from investing activities:

  Additions to oil and gas properties                    (8,206)        (3,594)

Cash flows from financing activities:

  Cash distributions to partners                       (348,286)      (348,223)
                                                       --------       --------

Net increase in cash and cash equivalents                19,615         12,204
Cash and cash equivalents at beginning of period         99,212        109,852
                                                       --------       --------

Cash and cash equivalents at end of period            $ 118,827      $ 122,056
                                                       ========       ========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 88-B, L.P. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The Registrant was formed November 18, 1988. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into Parker & Parsley Development L.P. ("PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $8,954,000 representing 8,954 interests ($1,000 per interest) sold to a total of 715 limited partners.

Since its formation, the Registrant invested $7,295,690 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 42 producing oil and gas wells with one well plugged and abandoned in 1992.

RESULTS OF OPERATIONSs

Nine months ended September 30, 1995 compared with nine months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $673,219 from $711,157 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 5%. The decrease in revenues resulted from an 11% decline in barrels of oil produced and sold, an 11% decline in mcf of gas produced and sold and a decrease in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 30,297 barrels of oil were sold compared to 34,144 for the same period in 1994, a decrease of 3,847 barrels. For the nine months ended September 30, 1995, 86,576 mcf of gas were sold compared to 97,444 for the same period in 1994, a decrease of 10,868 mcf. The decreases are primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.44, or 9%, from $15.81 for the nine months ended September 30, 1994 to $17.25 for the same period in 1995 while the average price received per mcf of gas decreased from $1.76 during the nine months ended September 30, 1994 to $1.74 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $599,271 for the nine months ended September 30, 1995 as compared to $651,732 for the same period in 1994, a decrease of $52,461, or 8%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $317,903 for the nine months ended September 30, 1995 and $347,736 for the same period in 1994, resulting in a $29,833 decrease, or 9%. The decrease was due to declines in well repair and maintenance costs, production and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 4% from $20,931 for the nine months ended September 30, 1994 to $20,167 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $261,201 for the nine months ended September 30, 1995 compared to $283,065 for the same period in 1994. This represented a decrease in depletion of $21,864, or 8%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,847 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.40 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.34 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.84 per barrel.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $212,774 from $256,838 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 17%. The decrease in revenues resulted from a 13% decline in barrels of oil produced and sold, an 18% decline in mcf of gas produced and sold and a decrease in the average price received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 9,832 barrels of oil were sold compared to 11,329 for the same period in 1994, a decrease of 1,497 barrels. For the three months ended September 30, 1995, 29,534 mcf of gas were sold compared to 35,804 for the same period in 1994, a decrease of 6,270 mcf. The decreases in oil and gas produced and sold were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.74, or 4%, from $17.29 for the three months ended September 30, 1994 to $16.55 for the same period in 1995, while the average price received per mcf of gas decreased from $1.70 during the three months ended September 30, 1994 to $1.69 in 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $192,591 for the three months ended September 30, 1995 as compared to $204,519 for the same period in 1994, a decrease of $11,928, or 6%. This decrease was due to declines in production costs, G&A and depletion.

Production costs were $100,904 for the three months ended September 30, 1995 and $110,321 for the same period in 1994 resulting in a $9,417 decrease, or 9%. The decrease was primarily due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 13% from $7,301 for the three months ended September 30, 1994 to $6,354 for the same period in 1995.

Depletion was $85,333 for the three months ended September 30, 1995 compared to $86,897 for the same period in 1994. This represented a decrease in depletion of $1,564. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,497 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.40 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.34 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $376,107 during the nine months ended September 30, 1995, a 3% increase from the same period ended September 30, 1994. This increase was due to a decrease in production costs and G&A, offset by a decline in oil and gas sales. The decline in production costs was due to less well repair and maintenance costs and the decline in G&A was due to less allocated expenses by the managing general partner. The decline in oil and gas sales was due to a decline in barrels of oil and mcf of gas produced and sold and a decline in the average price received for oil.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended September 30, 1995 was for repair and maintenance activity on various oil and gas properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $348,286 of which $344,802 was distributed to the limited partners and $3,484 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $348,223 of which $344,740 was distributed to the limited partners and $3,483 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of

FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                           PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits - none

     (b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PARKER & PARSLEY 88-B, L.P.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:  Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  November 9, 1995       By:   /s/ Steven L. Beal
                                      --------------------------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA