Form 10-Q
period 1996-03-31
PARKER & PARSLEY 88 B L P
filed 1996-05-14
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.    Financial Statements
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $114,274 at March 31 and
    $125,830 at December 31                        $   114,774     $   126,330
  Accounts receivable - oil and gas sales              115,693         104,938
                                                    ----------      ----------

        Total current assets                           230,467         231,268

Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,115,661       7,114,609
    Accumulated depletion                           (4,431,659)     (4,375,388)
                                                    ----------      ----------

        Net oil and gas properties                   2,684,002       2,739,221
                                                    ----------      ----------

                                                   $ 2,914,469     $ 2,970,489
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    31,847     $    52,562

Partners' capital:
  Limited partners (8,954 interests)                 2,853,827       2,888,779
  Managing general partner                              28,795          29,148
                                                    ----------      ----------

                                                     2,882,622       2,917,927
                                                    ----------      ----------

                                                   $ 2,914,469     $ 2,970,489
                                                    ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------
Revenues:
  Oil and gas sales                                 $  231,746     $  239,038
  Interest income                                        1,612          1,695
                                                     ---------      ---------

        Total revenues                                 233,358        240,733

Costs and expenses:
  Production costs                                     100,430        112,356
  General and administrative expenses                    6,952          7,171
  Depletion                                             56,271         92,172
                                                     ---------      ---------

        Total costs and expenses                       163,653        211,699
                                                     ---------      ---------

Net income                                          $   69,705     $   29,034
                                                     =========      =========

Allocation of net income:
  Managing general partner                          $      697     $      290
                                                     =========      =========

  Limited partners                                  $   69,008     $   28,744
                                                     =========      =========

Net income per limited partnership interest         $     7.71     $     3.21
                                                     =========      =========

Distributions per limited partnership interest      $    11.61     $    13.80
                                                     =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $    37,530     $ 3,718,508     $ 3,756,038

    Distributions                       (1,248)       (123,563)       (124,811)

    Net income                             290          28,744          29,034
                                    ----------      ----------      ----------

Balance at March 31, 1995          $    36,572     $ 3,623,689     $ 3,660,261
                                    ==========      ==========      ==========


Balance at January 1, 1996         $    29,148     $ 2,888,779     $ 2,917,927

    Distributions                       (1,050)       (103,960)       (105,010)

    Net income                             697          69,008          69,705
                                    ----------      ----------      ----------

Balance at March 31, 1996          $    28,795     $ 2,853,827     $ 2,882,622
                                    ==========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
 Net income                                          $   69,705     $   29,034
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion                                            56,271         92,172
  Changes in assets and liabilities:
    Increase in accounts receivable                     (10,755)        (4,484)
    Increase (decrease) in accounts payable             (19,954)        10,675
                                                      ---------      ---------

     Net cash provided by operating activities           95,267        127,397

Cash flows from investing activities:
  Additions to oil and gas properties                    (1,813)        (4,771)

Cash flows from financing activities:
  Cash distributions to partners                       (105,010)      (124,811)
                                                     ----------      ---------

Net decrease in cash and cash equivalents               (11,556)        (2,185)
Cash and cash equivalents at beginning of period        126,330         99,212
                                                     ----------      ---------

Cash and cash equivalents at end of period          $   114,774     $   97,027
                                                     ==========      =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 88-B, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

The Registrant was formed November 18, 1988. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $8,954,000 representing 8,954 interests ($1,000 per interest) sold to a total of 715 limited partners.

Since its formation, the Registrant invested $7,300,938 in various prospects that were drilled in Texas. One well was plugged and abandoned during 1992. At March 31, 1996, the Registrant had 42 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $231,746 from $239,038 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 3%. The decrease in revenues resulted from a 12% decline in barrels of oil produced and sold and a 16% decline in mcf of gas produced and sold, offset by an 11% increase in the average price received per barrel of oil and a 15% increase in the average price received per mcf of gas. For the three months ended March 31, 1996, 9,395 barrels of oil were sold compared to 10,697 for the same period in 1995, a decrease of 1,302 barrels. For the three months ended March 31, 1996, 24,278 mcf of gas were sold compared to 28,770 for the same period in 1995, a decrease of 4,492 mcf. The volume decreases are primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.81 from $17.16 for the three months ended March 31, 1995 to $18.97 for the same period in 1996, while the average price received per mcf of gas increased from $1.93 during the three months ended March 31, 1995 to $2.21 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $163,653 for the three months ended March 31, 1996 as compared to $211,699 for the same period in 1995, a decrease of $48,046, or 23%. The decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $100,430 for the three months ended March 31, 1996 and $112,356 for the same period in 1995, resulting in a $11,926 decrease, or 11%. The decrease was primarily due to a decline in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 3% from $7,171 for the three months ended March 31, 1995 to $6,952 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $56,271 for the three months ended March 31, 1996 compared to $92,172 for the same period in 1995. This represented a decrease in depletion of $35,901, or 39%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,302 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 22,324 barrels, or 4%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $95,267 during the three months ended March 31, 1996, a $32,130, or 25%, decrease from the same period ended March 31, 1995. This decrease was due to an increase in expenditures for production costs and a decrease in oil and gas sales receipts. The increase in production cost expenditures was due to additional well repair and maintenance costs. The decrease in oil and gas sales receipts was due to declines in barrels of oil and mcf of gas produced and sold.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1996 were for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $105,010 of which $103,960 was distributed to the limited partners and $1,050 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $124,811 of which $123,563 was distributed to the limited partners and $1,248 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

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


                            PARKER & PARSLEY 88-B, L.P.

                            By:   Parker & Parsley Development L.P.,
                                  Managing General Partner

                                  By:   Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner



Dated:  May 13, 1996        By:   /s/ Steven L. Beal
                                  ----------------------------------------
                                  Steven L. Beal, Senior Vice President
                                  and Chief Financial Officer of PPUSA