Form 10-Q
period 1996-06-30
PARKER & PARSLEY 88 B L P
filed 1996-08-09
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996
                                       or

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

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1996           1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearings deposits of $142,821 at June 30
    and $125,830 at December 31                    $   143,321     $   126,330
  Accounts receivable - oil and gas sales              117,385         104,938
                                                    ----------      ----------

        Total current assets                           260,706         231,268

Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,114,292       7,114,609
    Accumulated depletion                           (4,484,937)     (4,375,388)
                                                    ----------      ----------

        Net oil and gas properties                   2,629,355       2,739,221
                                                    ----------      ----------

                                                   $ 2,890,061     $ 2,970,489
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    38,691     $    52,562

Partners' capital:
  Limited partners (8,954 interests)                 2,822,888       2,888,779
  Managing general partner                              28,482          29,148
                                                    ----------      ----------

                                                     2,851,370       2,917,927
                                                    ----------      ----------

                                                   $ 2,890,061     $ 2,970,489
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended      Six months ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                    1996        1995        1996       1995
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas sales              $ 251,186   $ 221,407   $ 482,932   $ 460,445
  Interest income                    1,960       2,019       3,572       3,714
                                  --------    --------    --------    --------

     Total revenues                253,146     223,426     486,504     464,159

Costs and expenses:
  Production costs                  96,860     104,643     197,290     216,999
  General and administrative
   expenses                          7,536       6,642      14,488      13,813
  Depletion                         53,911      83,696     110,182     175,868
  Loss on abandoned property           951          -          951          -
  Abandoned property costs             331          -          331          -
                                  --------    --------    --------    --------

     Total costs and expenses      159,589     194,981     323,242     406,680
                                  --------    --------    --------    --------

Net income                       $  93,557   $  28,445   $ 163,262   $  57,479
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $     935   $     285   $   1,632   $     575
                                  ========    ========    ========    ========

  Limited partners               $  92,622   $  28,160   $ 161,630   $  56,904
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $   10.34   $    3.15   $   18.05   $    6.36
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $   13.80   $   12.69   $   25.41   $   26.49
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1995            $   37,530     $3,718,508     $3,756,038

    Distributions                         (2,397)      (237,225)      (239,622)

    Net income                               575         56,904         57,479
                                       ----------     ---------      ---------

Balance at June 30, 1995              $    35,708    $3,538,187     $3,573,895
                                       ==========     =========      =========


Balance at January 1, 1996            $    29,148    $2,888,779     $2,917,927

    Distributions                          (2,298)     (227,521)      (229,819)

    Net income                              1,632       161,630        163,262
                                       ----------     ---------      ---------

Balance at June 30, 1996              $    28,482    $2,822,888     $2,851,370
                                       ==========     =========      =========









         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                               June 30,
                                                          1996          1995
                                                       ---------     ---------
Cash flows from operating activities:

 Net income                                            $ 163,262     $  57,479
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                             110,182       175,868
    Loss on abandoned property                               951            -
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable           (12,447)        5,249
    Increase (decrease) in accounts payable              (13,109)       16,215
                                                        --------      --------

       Net cash provided by operating activities         248,839       254,811

Cash flows from investing activities:

 Additions to oil and gas properties                      (2,071)       (6,974)
 Proceeds from equipment salvage on abandoned
  property                                                    42            -
                                                        --------      --------

       Net cash used in investing activities              (2,029)       (6,974)

Cash flows from financing activities:

 Cash distributions to partners                         (229,819)     (239,622)
                                                        --------      --------

Net increase in cash and cash equivalents                 16,991         8,215
Cash and cash equivalents at beginning of period         126,330        99,212
                                                        --------      --------

Cash and cash equivalents at end of period             $ 143,321     $ 107,427
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 88-B, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $482,932 from $460,445 for the six months ended June 30, 1996 and 1995, respectively, an increase of 5%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 10% decrease in barrels of oil produced and sold and a 15% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 18,337 barrels of oil were sold compared to 20,465 for the same period in 1995, a decrease of 2,128 barrels. For the six months ended June 30, 1996, 48,232 mcf of gas were sold compared to 57,042 for the same period in 1995, a decrease of 8,810 mcf. The production volume decreases were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.69, or 15%, from $17.58 for the six months ended June 30, 1995 to $20.27 for the same period in 1996 while the average price received per mcf of gas increased 31% from $1.77 during the six months ended June 30, 1995 to $2.31 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $323,242 for the six months ended June 30, 1996 as compared to $406,680 for the same period in 1995, a decrease of $83,438, or 21%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), loss on abandoned property and abandoned property costs.

Production costs were $197,290 for the six months ended June 30, 1996 and $216,999 for the same period in 1995 resulting in a $19,709 decrease, or 9%. The decrease was due to reductions in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased 5% from $13,813 for the six months ended June 30, 1995 to $14,488 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $110,182 for the six months ended June 30, 1996 compared to $175,868 for the same period in 1995. This represented a decrease in depletion of $65,686, or 37%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,128 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 22,324 barrels, or 4%.

A loss on abandoned property of $951 was recognized during the six months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well and the write-off of associated capitalized well costs of $993, less proceeds from the salvage of equipment of $42. There was no abandonment activity during the six months ended June 30, 1995.

Three months ended June 30, 1996 compared with three months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $251,186 from $221,407 for the three months ended June 30, 1996 and 1995, respectively, a increase of 13%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 8% decrease in barrels of oil and a 15% decrease in mcf of gas. For the three months ended June 30, 1996, 8,942 barrels of oil were sold compared to 9,767 for the same period in 1995, a decrease of 825 barrels. For the three months ended June 30, 1996, 23,954 mcf of gas were sold compared to 28,273 for the same period in 1996, a decrease of 4,319 mcf. The production volume decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.60, or 20%, from $18.04 for the three months ended June 30, 1995 to $21.64 for the same period in 1996 while the average price received per mcf increased 51% from $1.60 during the three months ended June 30, 1995 to $2.41 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $159,589 for the three months ended June 30, 1996 as compared to $194,981 for the same period in 1995, a decrease of $35,392, or 18%. This decrease was due to declines in production costs and depletion, offset by increases in G&A, loss on abandoned property and abandoned property costs.

Production costs were $96,860 for the three months ended June 30, 1995 and $104,643 for the same period in 1995 resulting in a $7,783 decrease, or 7%. The decrease was due to declines in well repair and maintenance costs and ad valorem taxes, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 13% from $6,642 for the three months ended June 30, 1995 to $7,536 for the same period in 1996.

Depletion was $53,911 for the three months ended June 30, 1996 compared to $83,696 for the same period in 1995, a decrease of $29,785, or 36%, primarily due to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 825 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on abandoned property of $951 was recognized during the three months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well and the write-off of associated capitalized well costs of $993, less proceeds from the salvage of equipment of $42. There was no abandonment activity during the three months ended June 30, 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $5,972 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 and 1995 were related to expenditures for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $229,819 of which $227,521 was distributed to the limited partners and $2,298 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $239,622 of which $237,225 was distributed to the limited partners and $2,397 to the managing general partner.

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


                                    PARKER & PARSLEY 88-B, L.P.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  August 8, 1996        By:    /s/ Steven L. Beal
                                    ------------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA