Form 10-Q
period 1996-09-30
PARKER & PARSLEY 88 B L P
filed 1996-11-12
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   .................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995..............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996..............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995...........................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    7



Part II.   Other Information.......................................   10

               Signatures..........................................   11

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996          1995
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $112,405 at September 30
     and $125,830 at December 31                    $   159,973    $   126,330
  Accounts receivable - oil and gas sales               118,678        104,938
                                                     ----------     ----------
          Total current assets                          278,651        231,268
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method                7,108,417      7,114,609
     Accumulated depletion                           (4,531,111)    (4,375,388)
                                                     ----------     ----------
          Net oil and gas properties                  2,577,306      2,739,221
                                                     ----------     ----------
                                                    $ 2,855,957    $ 2,970,489
                                                     ==========     ==========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    42,312    $    52,562

Partners' capital:
  Limited partners (8,954 interests)                  2,785,540      2,888,779
  Managing general partner                               28,105         29,148
                                                     ----------     ----------
                                                      2,813,645      2,917,927
                                                     ----------     ----------
                                                    $ 2,855,957    $ 2,970,489
                                                     ==========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                                ---------------------     ---------------------
                                   1996        1995          1996        1995
                                ---------   ---------     ---------   ---------

Revenues:
   Oil and gas                  $ 251,519   $ 212,774     $ 734,451   $ 673,219
   Interest                         2,250       2,258         5,822       5,972
                                 --------    --------      --------    --------

                                  253,769     215,032       740,273     679,191
                                 --------    --------      --------    --------

Costs and expenses:
   Oil and gas production         109,127     100,904       306,417     317,903
   General and administrative       7,546       6,354        22,034      20,167
   Depletion                       46,174      85,333       156,356     261,201
   Loss on abandoned property         -           -             951         -
   Abandoned property                  17         -             348         -
                                 --------    --------      --------    ------

                                  162,864     192,591       486,106     599,271
                                 --------    --------      --------    --------

Net income                      $  90,905   $  22,441     $ 254,167   $  79,920
                                 ========    ========      ========    ========
Allocation of net income:
   Managing general partner     $     910   $     224     $   2,542   $     799
                                 ========    ========      ========    ========

   Limited partners             $  89,995   $  22,217     $ 251,625   $  79,121
                                 ========    ========      ========    ========
Net income per limited
   partnership interest         $   10.05   $    2.48     $   28.10   $    8.84
                                 ========    ========      ========    ========
Distributions per limited
   partnership interest         $   14.22   $   12.02     $   39.63   $   38.51
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners          Total
                                     ---------     -----------     -----------

Balance at January 1, 1996           $  29,148     $ 2,888,779     $ 2,917,927

    Distributions                       (3,585)       (354,864)       (358,449)

    Net income                           2,542         251,625         254,167
                                      --------      ----------      ----------

Balance at September 30, 1996        $  28,105     $ 2,785,540     $ 2,813,645
                                      ========      ==========      ==========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                       ----------------------
                                                          1996         1995
                                                       ---------    ---------
Cash flows from operating activities:

  Net income                                           $ 254,167    $  79,920
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          156,356      261,201
      Loss on abandoned property                             951          -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         (13,740)      17,275
      Increase (decrease) in accounts payable             (9,489)      17,711
                                                        --------     --------
        Net cash provided by operating activities        388,245      376,107
                                                        --------     --------

Cash flows from investing activities:

  (Additions) deletions to oil and gas properties          3,805       (8,206)
  Proceeds from equipment salvage on abandoned
    property                                                  42          -
                                                        --------     ------
        Net cash provided by (used in) investing
          activities                                       3,847       (8,206)
                                                        --------     --------

Cash flows from financing activities:

  Cash distributions to partners                        (358,449)    (348,286)
                                                        --------     --------

Net increase in cash and cash equivalents                 33,643       19,615
Cash and cash equivalents at beginning of period         126,330       99,212
                                                        --------     --------
Cash and cash equivalents at end of period             $ 159,973    $ 118,827
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley 88-B, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $734,451 from $673,219 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 9%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 9% decrease in barrels of oil produced and sold and a 14% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 27,480 barrels of oil were sold compared to 30,297 for the same period in 1995, a decrease of 2,817 barrels. For the nine months ended September 30, 1996, 74,685 mcf of gas were sold compared to 86,576 for the same period in 1995, a decrease of 11,891 mcf. The production volume decreases were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.40, or 20%, from $17.25 for the nine months ended September 30, 1995 to $20.65 for the same period in 1996 while the average price received per mcf of gas increased 29% from $1.74 during the nine months ended September 30, 1995 to $2.23 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $486,106 for the nine months ended September 30, 1996 as compared to $599,271 for the same period in 1995, a decrease of $113,165, or 19%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), loss on abandoned property and abandoned property costs.

Production costs were $306,417 for the nine months ended September 30, 1996 and $317,903 for the same period in 1995, resulting in a $11,486 decrease, or 4%. The decrease was primarily due to reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 9% from $20,167 for the nine months ended September 30, 1995 to $22,034 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $156,356 for the nine months ended September 30, 1996 compared to $261,201 for the same period in 1995, representing a decrease of $104,845, or 40%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 2,817 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on abandoned property of $951 was recognized during the nine months ended September 30, 1996. This loss resulted from the abandonment of a saltwater disposal well and the write-off of associated capitalized well costs of $993, less proceeds from salvage of equipment of $42. Costs associated with this abandonment totaled $348 during the nine months ended September 30, 1996. There was no abandonment activity during the nine months ended September 30, 1995.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $251,519 from $212,774 for the three months ended September 30, 1996 and 1995, respectively, an increase of 18%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 7% decrease in barrels of oil produced and sold and a 10% decrease in mcf of gas produced and sold. For the three months ended September 30, 1996, 9,143 barrels of oil were sold compared to 9,832 for the same period in 1995, a decrease of 689 barrels. For the three months ended September 30, 1996, 26,453 mcf of gas were sold compared to 29,534 for the same period in 1995, a decrease of 3,081 mcf. The decreases in oil and gas produced and sold were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.88, or 29%, from $16.55 for the three months ended September 30, 1995 to $21.43 for the same period in 1996, while the average price received per mcf of gas increased 24% from $1.69 during the three months ended September 30, 1995 to $2.10 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $162,864 for the three months ended September 30, 1996 as compared to $192,591 for the same period in 1995, a decrease of $29,727, or 15%. This decrease was due to a decline in depletion, offset by increases in production costs, G&A and abandoned property costs.

Production costs were $109,127 for the three months ended September 30, 1996 and $100,904 for the same period in 1995 resulting in a $8,223 increase, or 8%. The increase was primarily due to additional well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 19% from $6,354 for the three months ended September 30, 1995 to $7,546 for the same period in 1996.

Depletion was $46,174 for the three months ended September 30, 1996 compared to $85,333 for the same period in 1995, representing a decrease of $39,159, or 46%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 689 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Abandoned property costs of $17 for the three months ended September 30, 1996 resulted from the abandonment of one saltwater disposal well. There was no abandonment activity during the three months ended September 30, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $12,138 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 included $3,805 in proceeds received from the disposal of oil and gas equipment on active properties. The nine months ended September 30, 1995 included expenditures of $8,206 related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $358,449 of which $354,864 was distributed to the limited partners and $3,585 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $348,286 of which $344,802 was distributed to the limited partners and $3,484 to the managing general partner.

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

None.

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


                                      PARKER & PARSLEY 88-B, L.P.

                                 By:  Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:  Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 11, 1996        By:  /s/ Steven L. Beal
                                      --------------------------------------
                                      Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA