Form 10-Q
period 1997-06-30
PARKER & PARSLEY 88 B L P
filed 1997-08-08
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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


                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996........................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997........................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996.....................................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                                       Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   10

           27.   Financial Data Schedule

           Signatures...................................................   11

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1997            1996
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearings deposits of $158,650 at June 30
    and $106,356 at December 31                     $   159,050    $   106,856
  Accounts receivable - oil and gas sales               108,767        210,757
                                                     ----------     ----------
        Total current assets                            267,817        317,613
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                7,111,898      7,107,384
Accumulated depletion                                (4,670,161)    (4,576,529)
                                                     ----------     ----------
        Net oil and gas properties                    2,441,737      2,530,855
                                                     ----------     ----------
                                                    $ 2,709,554    $ 2,848,468
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    29,068    $    22,500

Partners' capital:
  Managing general partner                               26,773         28,229
  Limited partners (8,954 interests)                  2,653,713      2,797,739
                                                     ----------     ----------
                                                      2,680,486      2,825,968
                                                     ----------     ----------
                                                    $ 2,709,554    $ 2,848,468
                                                     ==========     ==========



   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended        Six months ended
                                      June 30,                  June 30,
                                ---------------------     ---------------------
                                  1997        1996          1997        1996
                                ---------   ---------     ---------   ---------
Revenues:
  Oil and gas                   $ 208,414   $ 251,186     $ 438,420   $ 482,932
  Interest                          2,475       1,960         4,538       3,572
                                 --------    --------      --------    --------
                                  210,889     253,146       442,958     486,504
                                 --------    --------      --------    --------
Costs and expenses:
  Oil and gas production          103,549      96,860       205,440     197,290
  General and administrative        6,154       7,536        13,253      14,488
  Depletion                        48,558      53,911        93,632     110,182
  Loss on abandoned property          -           951           -           951
  Abandoned property                  -           331           -           331
                                 --------    --------      --------    --------
                                  158,261     159,589       312,325     323,242
                                 --------    --------      --------    --------
Net income                      $  52,628   $  93,557     $ 130,633   $ 163,262
                                 ========    ========      ========    ========
Allocation of net income:
  Managing general partner      $     526   $     935     $   1,306   $   1,632
                                 ========    ========      ========    ========
  Limited partners              $  52,102   $  92,622     $ 129,327   $ 161,630
                                 ========    ========      ========    ========
Net income per limited
  partnership interest          $    5.82   $   10.34     $   14.44   $   18.05
                                 ========    ========      ========    ========
Distributions per limited
  partnership interest          $   13.82   $   13.80     $   30.53   $   25.41
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  28,229     $2,797,739     $2,825,968

    Distributions                      (2,762)      (273,353)      (276,115)

    Net income                          1,306        129,327        130,633
                                     --------      ---------      ---------

Balance at June 30, 1997            $  26,773     $2,653,713     $2,680,486
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash flows from operating activities:

   Net income                                         $  130,633    $  163,262
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         93,632       110,182
        Loss on abandoned property                           -             951
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable       101,990       (12,447)
        Increase (decrease) in accounts payable            6,568       (13,109)
                                                       ---------     ---------
          Net cash provided by operating activities      332,823       248,839
                                                       ---------     ---------
Cash flows from investing activities:

   Additions to oil and gas properties                    (4,514)       (2,071)
   Proceeds from equipment salvage on abandoned
     property                                                -              42
                                                       ---------     ---------
          Net cash used in investing activities           (4,514)       (2,029)
                                                       ---------     ---------
Cash flows from financing activities:

   Cash distributions to partners                       (276,115)     (229,819)
                                                       ---------     ---------
Net increase in cash and cash equivalents                 52,194        16,991
Cash and cash equivalents at beginning of period         106,856       126,330
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  159,050    $  143,321
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 88-B, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 9% to $438,420 from $482,932 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 13% decrease in mcf of gas produced and sold, an 11% decrease in barrels of oil produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 16,275 barrels of oil were sold compared to 18,337 for the same period in 1996, a decrease of 2,062 barrels. For the six months ended June 30, 1997, 42,074 mcf of gas were sold compared to 48,232 for the same period in 1996, a decrease of 6,158 mcf. The volume decreases were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.27 for the six months ended June 30, 1996 to $20.19 for the same period in 1997, while the average price received per mcf of gas increased 13% from $2.31 during the six months ended June 30, 1996 to $2.61 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $312,325 for the six months ended June 30, 1997 as compared to $323,242 for the same period in 1996, a decrease of $10,917, or 3%. This decrease was due to declines in depletion, general and administrative expenses ("G&A"), loss on abandoned property and abandoned property costs, offset by an increase in production costs.

Production costs were $205,440 for the six months ended June 30, 1997 and $197,290 for the same period in 1996 resulting in a $8,150 increase, or 4%. The increase was due to an increase in well repair and maintenance costs and workover expenses incurred in an effort to stimulate well production, offset by declines in ad valorem taxes and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 9% from $14,488 for the six months ended June 30, 1996 to $13,253 for the same period in 1997.

Depletion was $93,632 for the six months ended June 30, 1997 compared to $110,182 for the same period in 1996. This represented a decrease in depletion of $16,550, or 15%, primarily attributable to a decline in oil production of 2,062 barrels for the six months ended June 30, 1997 from the same period in 1996.

A loss on abandoned property of $951 was recognized during the six months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. Abandoned property costs incurred on this well totaled $331 for the six months ended June 30, 1996.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 17% to $208,414 from $251,186 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas, a 7% decline in barrels of oil produced and sold and a 5% decline in mcf of gas produced and sold. For the three months ended June 30, 1997, 8,342 barrels of oil were sold compared to 8,942 for the same period in 1996, a decrease of 600 barrels. For the three months ended June 30, 1997, 22,677 mcf of gas were sold compared to 23,954 for the same period in 1996, a decrease of 1,277 mcf. The production volume decreases were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $2.96, or 14%, from $21.64 for the three months ended June 30, 1996 to $18.68 for the same period in 1997, while the average price received per mcf decreased 4% from $2.41 during the three months ended June 30, 1996 to $2.32 for the same period in 1997.

Costs and Expenses:

Total costs and expenses decreased to $158,261 for the three months ended June 30, 1997 as compared to $159,589 for the same period in 1996, a decrease of $1,328. This decrease was due to declines in depletion, G&A, loss on abandoned property and abandoned property costs, offset by an increase in production costs.

Production costs were $103,549 for the three months ended June 30, 1997 and $96,860 for the same period in 1996 resulting in a $6,689 increase, or 7%. The increase was due to an increase in well repair and maintenance costs and workover expenses incurred in an effort to stimulate well production, offset by declines in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $7,536 for the three months ended June 30, 1996 to $6,154 for the same period in 1997.

Depletion was $48,558 for the three months ended June 30, 1997 compared to $53,911 for the same period in 1996, a decrease of $5,353, or 10%, primarily due to a decline in oil production of 600 barrels for the three months ended June 30, 1997 from the same period in 1996.

A loss on abandoned property of $951 was recognized during the three months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. Abandoned property costs incurred on this well totaled $331 for the three months ended June 30, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $83,984 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily due to an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 were for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $276,115 of which $2,762 was distributed to the managing general partner and $273,353 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $229,819 of which $2,298 was distributed to the managing general partner and $227,521 to the limited partners.

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


                                     PARKER & PARSLEY 88-B, L.P.

                                By:  Parker & Parsley Development L.P.,
                                       Managing General Partner
                                     By:  Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 7, 1997          By:  /s/ Rich Dealy
                                     --------------------------------
                                     Rich Dealy, Controller of PPUSA