Form 10-Q
period 1997-09-30
PARKER & PARSLEY 88 B L P
filed 1997-11-13
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1997             1996
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $148,528 at September
     30 and $106,356 at December 31               $    148,928     $   106,856
  Accounts receivable - oil and gas sales               86,805         210,757
                                                   -----------      ----------
          Total current assets                         235,733         317,613
                                                   -----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,114,408       7,107,384
Accumulated depletion                               (4,712,019)     (4,576,529)
                                                   -----------      ----------
          Net oil and gas properties                 2,402,389       2,530,855
                                                   -----------      ----------
                                                  $  2,638,122     $ 2,848,468
                                                   ===========      ==========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $      33,076    $    22,500

Partners' capital:
  Managing general partner                               26,019         28,229
  Limited partners (8,954 interests)                  2,579,027      2,797,739
                                                   ------------     ----------
                                                      2,605,046      2,825,968
                                                   ------------     ----------
                                                  $   2,638,122    $ 2,848,468
                                                   ============     ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     1997       1996         1997       1996
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 163,768   $ 251,519   $ 602,188   $ 734,451
   Interest                           2,340       2,250       6,878       5,822
                                   --------    --------    --------    --------
                                    166,108     253,769     609,066     740,273
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            99,377     109,127     304,817     306,417
   General and administrative         4,813       7,546      18,066      22,034
   Depletion                         41,858      46,174     135,490     156,356
   Loss on disposition of assets        -           -           -           951
   Abandoned property                   -            17         -           348
                                   --------    --------    --------    --------
                                    146,048     162,864     458,373     486,106
                                   --------    --------    --------    --------
Net income                        $  20,060   $  90,905   $ 150,693   $ 254,167
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $     201   $     910   $   1,507   $   2,542
                                   ========    ========    ========    ========
   Limited partners               $  19,859   $  89,995   $ 149,186   $ 251,625
                                   ========    ========    ========    ========
Net income per limited
   partnership interest           $    2.22   $   10.05   $   16.66   $   28.10
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $   10.56   $   14.22   $   41.09   $   39.63
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners        Total
                                   ---------     ----------     ----------

Balance at January 1, 1997         $  28,229     $2,797,739     $2,825,968

    Distributions                     (3,717)      (367,898)      (371,615)

    Net income                         1,507        149,186        150,693
                                    --------      ---------      ---------

Balance at September 30, 1997      $  26,019     $2,579,027     $2,605,046
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                      ------------------------
                                                          1997          1996
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  150,693    $  254,167
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                       135,490       156,356
         Loss on disposition of assets                       -             951
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable      123,952       (13,740)
         Increase (decrease) in accounts payable          10,576        (9,489)
                                                       ---------     ---------
           Net cash provided by operating activities     420,711       388,245
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (7,024)          -
   Proceeds from disposition of assets                       -           3,847
                                                       ---------     ---------
           Net cash provided by (used in) investing
             activities                                   (7,024)        3,847
                                                       ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                       (371,615)     (358,449)
                                                       ---------     ---------
Net increase in cash and cash equivalents                 42,072        33,643
Cash and cash equivalents at beginning of period         106,856       126,330
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  148,928    $  159,973
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 88-B, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 18% to $602,188 from $734,451 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 23,297 barrels of oil were sold compared to 27,480 for the same period in 1996, a decrease of 4,183 barrels, or 15%. For the nine months ended September 30, 1997, 63,389 mcf of gas were sold compared to 74,685 for the same period in 1996, a decrease of 11,296 mcf, or 15%. The production volume decreases were due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.11, or 5%, from $20.65 for the nine months ended September 30, 1996 to $19.54 for the same period in 1997, while the average price received per mcf of gas increased 4% from $2.23 during the nine months ended September 30, 1996 to $2.32 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $458,373 for the nine months ended September 30, 1996 as compared to $486,106 for the same period in 1996, a decrease of $27,733, or 6%. This decrease was due to declines in depletion, general and administrative expenses ("G&A"), production costs, loss on disposition of assets and abandoned property costs.

Production costs were $304,817 for the nine months ended September 30, 1997 and $306,417 for the same period in 1996, resulting in a $1,600 decrease. The decrease was due to lower production taxes paid due to the decline in oil and gas sales, offset by higher workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $22,034 for the nine months ended September 30, 1996 to $18,066 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $135,490 for the nine months ended September 30, 1997 compared to $156,356 for the same period in 1996, representing a decrease of $20,866, or 13%. The decrease was primarily attributable to the decline in oil production of 4,183 barrels for the nine months ended September 30, 1997 as compared to the same period in 1996.

A loss on disposition of assets of $951 was recognized during the nine months ended September 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. Abandoned property costs incurred on this well totaled $348 for the nine months ended September 30, 1996.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 35% to $163,768 from $251,519 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and lower average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1997, 7,022 barrels of oil were sold compared to 9,143 for the same period in 1996, a decrease of 2,121 barrels, or 23%. For the three months ended September 30, 1997, 21,315 mcf of gas were sold compared to 26,453 for the same period in 1996, a decrease of 5,138 mcf, or 19%. The production volume decreases were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.40, or 16%, from $21.43 for the three months ended September 30, 1996 to $18.03 for the same period in 1997, while the average price received per mcf of gas decreased 17% from $2.10 during the three months ended September 30, 1996 to $1.74 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $146,048 for the three months ended September 30, 1997 as compared to $162,864 for the same period in 1996, a decrease of $16,816, or 10%. This decrease was due to a decline in production costs, depletion, G&A and abandoned property costs.

Production costs were $99,377 for the three months ended September 30, 1997 and $109,127 for the same period in 1996 resulting in a $9,750 decrease, or 9%. The decrease was primarily due to lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 36% from $7,546 for the three months ended September 30, 1996 to $4,813 for the same period in 1997.

Depletion was $41,858 for the three months ended September 30, 1997 compared to $46,174 for the same period in 1996, representing a decrease of $4,316, or 9%, primarily attributable to a decline in oil production of 2,121 barrels for the three months ended September 30, 1997 as compared to the same period in 1996, offset by a decrease in oil reserves during the third quarter of 1997 due to lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $32,466 during the nine months ended September 30, 1997 from the same period ended September 30, 1996.

This increase was due to an increase in oil and gas sales receipts and a decrease in production costs paid, offset by an increase in G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 were related to the replacement or disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $371,615 of which $3,717 was distributed to the managing general partner and $367,898 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $358,449 of which $3,585 was distributed to the managing general partner and $354,864 to the limited partners.

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


                                          PARKER & PARSLEY 88-B, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 13, 1997        By:      /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                            Controller