Form 10-K405
period 1997-12-31
PARKER & PARSLEY 88 B L P
filed 1998-03-30
CIK 828191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

    / x /          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

                                       or
   /    /       Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)
                         Commission File No. 33-19659-02

                           PARKER & PARSLEY 88-B, L.P.
             (Exact name of Registrant as specified in its charter)
              Delaware                                       75-2240121
   -------------------------------                      ----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)

303 West Wall, Suite 101, Midland, Texas                       79701
----------------------------------------                     ----------
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

             As of March 9, 1998, the number of outstanding limited
            partnership interests was 8,954. The following documents
             are incorporated by reference into the indicated parts
                    of this Annual Report on Form 10-K: None

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

                                     PART I

ITEM 1.   Business

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

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

The principal markets during 1997 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1997, approximately 52% and 13% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc.

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

The Partnership does not have any employees of its own. Pioneer USA employs 1,133 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA is responsible for all management functions.

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

Fractional working interests in developmental oil and gas prospects located in the Spraberry Trend area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 43 oil and gas wells. One well was plugged and abandoned during 1992. At December 31, 1997, 42 wells were producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities for the years then ended see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by an independent petroleum consultant.

ITEM 3.   Legal Proceedings

The Partnership is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material.

ITEM 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5.   Market for Partnership's Common Equity and Related Stockholder
            Matters

At March 9, 1998, the Partnership had 8,954 outstanding limited partnership interests held of record by 715 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1997 and 1996, $453,703 and $484,737, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.   Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                          1997        1996       1995        1994       1993
                       ----------  ---------- ----------  ---------- ----------
Operating results:
  Oil and gas sales    $  810,500  $1,052,408 $  889,592  $  946,401 $1,167,479
                        =========   =========  =========   =========  =========
  Impairment of oil
   and gas properties  $  547,793  $      -   $  479,522  $      -   $      -
                        =========   =========  =========   =========  =========

  Net income (loss)    $ (344,997) $  397,674 $ (391,752) $    5,033 $  192,434
                        =========   =========  =========   =========  =========
  Allocation of net
   income (loss):
     Managing general
     partner           $   (3,450) $    3,977 $   (3,918) $       50 $    2,335
                        =========   =========  =========   =========  =========

     Limited partners  $ (341,547) $  393,697 $ (387,834) $    4,983 $  190,099
                        =========   =========  =========   =========  =========
  Limited partners'
   net income (loss)
   per limited
   partnership
   interest            $   (38.14) $    43.97 $   (43.31) $      .56 $    21.23
                        =========   =========  =========   =========  =========
  Limited partners'
   cash distributions
   per limited
   partnership
   interest            $    50.67  $    54.14 $    49.35  $    52.50 $    76.63
                        =========   =========  =========   =========  =========
At year end:
  Total assets         $2,051,284  $2,848,468 $2,970,489  $3,781,914 $4,251,375
                        =========   =========  =========   =========  =========

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of operations

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 23% to $810,500 from $1,052,408 in 1996. The decrease in revenues resulted from declines in production and lower average prices received. In 1997, 31,020 barrels of oil, 4,628 barrels of natural gas liquids ("NGLs") and 70,802 mcf of gas were sold, or 47,448 barrel of oil equivalents ("BOEs"). In 1996, 37,186 barrels of oil and 96,878 mcf of gas were sold, or 53,332 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As a result of the merger with Mesa, the managing general partner has adopted Mesa's accounting policy and now accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997.

The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $2.23, or 10%, from $21.56 in 1996 to $19.33 in 1997. The average price received per barrel of NGLs during 1997 was $10.81. The average price received per mcf of gas decreased 12% from $2.59 in 1996 to $2.27 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1997.

Total costs and expenses increased in 1997 to $1,164,844 as compared to $663,069 in 1996, an increase of $501,775, or 76%. The increase was primarily due to the impairment of oil and gas properties, offset by decreases in production costs, depletion, general and administrative expenses ("G&A"), loss on disposition of assets and abandoned property costs.

Production costs were $403,509 in 1997 and $428,490 in 1996, resulting in an $24,981 decrease, or 6%. The decrease was due to declines in well maintenance costs and production taxes, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $31,516 in 1996 to $25,944 in 1997. The Partnership paid the managing general partner $20,876 in 1997 and $26,489 in 1996 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity to the Partnership relative to the managing general partner's activities and other entities depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $547,793 related to its oil and gas properties during the fourth quarter of 1997.

Depletion was $187,598 in 1997 compared to $201,693 in 1996. This represented a decrease of $14,095, or 7%. This decrease was primarily attributable to a decrease in oil production of 6,166 barrels during 1997 as compared to 1996, offset by a decline in oil reserves in 1997 as a result of lower commodity prices.

A loss on disposition of assets of $1,032 was recognized during 1996. This loss resulted from the abandonment of a saltwater disposal well and the write-off of associated capitalized well costs of $1,074, less proceeds from salvage of equipment of $42. Abandoned property expense associated with this abandonment totaled $338 during 1996.

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased 18% to $1,052,408 from $889,592 in 1995. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by declines in barrels of oil and mcf of gas produced and sold. In 1996, 37,186 barrels of oil were sold compared to 40,523 in 1995, a decrease of 3,337 barrels, or 8%. In 1996, 96,878 mcf of gas were sold compared to 111,871 in 1995, a decrease of 14,993 mcf, or 13%. The production volume decreases were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil increased $4.41, or 26%, from $17.15 in 1995 to $21.56 in 1996, while the average price received per mcf of gas increased 49% from $1.74 in 1995 to $2.59 in 1996.

Total costs and expenses decreased in 1996 to $663,069 as compared to $1,289,437 in 1995, a decrease of $626,368, or 49%. The decrease was primarily due to the impairment of oil and gas properties during 1995 and a decrease in depletion, offset by increases in production costs, G&A, loss on disposition of assets and abandoned property costs.

Production costs were $428,490 in 1996 and $416,583 in 1995, resulting in an $11,907 increase, or 3%. The increase was due to additional well maintenance costs and an increase in production taxes resulting from increased oil and gas sales.

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

A loss on disposition of assets of $1,032 was recognized during 1996. This loss resulted from the abandonment of a saltwater disposal well and the write-off of associated capitalized well costs of $1,074, less proceeds from salvage of equipment of $42. Abandoned property expense associated with this abandonment totaled $338 during 1996.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1995, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.4%. The 1996 annual change in average weekly earnings increased by 4.1%. The 1997 index (effective April 1, 1997) increased 2%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1997, the price per barrel for oil production similar to the Partnership's ranged from approximately $16.00 to $23.00. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On March 19, 1998, the market price for West Texas intermediate crude was $12.00 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $44,432 during the year ended December 31, 1997 from the year ended December 31, 1996. The increase was due to declines in production costs paid, offset by a decline in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during 1997 and 1996 were related to the disposal or replacement of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient in 1997 for distributions to the partners of $458,286 of which $4,583 was distributed to the managing general partner and $453,703 to the limited partners. In 1996, cash was sufficient for distributions to the partners of $489,633 of which $4,896 was distributed to the managing general partner and $484,737 to the limited partners.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses as defined pursuant to the partnership agreement. Although the costs are not estimable at this time, they should not be significant to the Partnership.

ITEM 8.   Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                         Page
                                                                         ----

Financial Statements of Parker & Parsley 88-B, L.P.:
  Independent Auditors' Report........................................     11
  Balance Sheets as of December 31, 1997 and 1996.....................     12
  Statements of Operations for the Years Ended December 31,
    1997, 1996 and 1995...............................................     13
  Statements of Partners' Capital for the Years Ended
    December 31, 1997, 1996 and 1995..................................     14
  Statements of Cash Flows for the Years Ended December 31,
    1997, 1996 and 1995...............................................     15
  Notes to Financial Statements.......................................     16

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 88-B, L.P.
  (A Delaware Limited Partnership):

We have audited the financial statements of Parker & Parsley 88-B, L.P. as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 88-B, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.



                                            KPMG Peat Marwick LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                          1997         1996
                                                     -----------   -----------

  ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $148,866 in 1997 and
    $106,356 in 1996                                 $   149,266   $   106,856
  Accounts receivable - oil and gas sales                 97,539       210,757
                                                      ----------    ----------

         Total current assets                            246,805       317,613
                                                      ----------    ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method                 7,116,399     7,107,384
Accumulated depletion                                 (5,311,920)   (4,576,529)
                                                      ----------    ----------

         Net oil and gas properties                    1,804,479     2,530,855
                                                      ----------    ----------

                                                     $ 2,051,284   $ 2,848,468
                                                      ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    28,599   $    22,500

Partners' capital:
  Managing general partner                                20,196        28,229
  Limited partners (8,954 interests)                   2,002,489     2,797,739
                                                      ----------     ---------

                                                       2,022,685     2,825,968
                                                      ----------    ----------

                                                     $ 2,051,284   $ 2,848,468
                                                      ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                              1997          1996        1995
                                           ----------   ----------   ----------

Revenues:
    Oil and gas                            $  810,500   $1,052,408   $  889,592
    Interest                                    9,347        8,335        8,093
                                            ---------    ---------    ---------

                                              819,847    1,060,743      897,685
                                            ---------    ---------    ---------

Costs and expenses:
    Oil and gas production                    403,509      428,490      416,583
    General and administrative                 25,944       31,516       26,619
    Impairment of oil and gas properties      547,793          -        479,522
    Depletion                                 187,598      201,693      366,713
    Loss on disposition of assets                 -          1,032          -
    Abandoned property                            -            338          -
                                            ---------    ---------    ---------

                                            1,164,844      663,069    1,289,437
                                            ---------    ---------    ---------

Net income (loss)                          $ (344,997)  $  397,674   $ (391,752)
                                            =========    =========    =========

Allocation of net income (loss):
    Managing general partner               $   (3,450)  $    3,977   $   (3,918)
                                            =========    =========    =========

    Limited partners                       $ (341,547)  $  393,697   $ (387,834)
                                            =========    =========    =========

Net income (loss) per limited
    partnership interest                   $   (38.14)  $    43.97   $   (43.31)
                                            =========    =========    =========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                            Managing
                                            general      Limited
                                            partner      partners     Total
                                          ----------   ----------   ----------


Partners' capital at January 1, 1995      $   37,530   $3,718,508   $3,756,038

    Distributions                             (4,464)    (441,895)    (446,359)

    Net loss                                  (3,918)    (387,834)    (391,752)
                                           ---------    ---------    ---------

Partners' capital at December 31, 1995        29,148    2,888,779    2,917,927

    Distributions                             (4,896)    (484,737)    (489,633)

    Net income                                 3,977      393,697      397,674
                                           ---------    ---------    ---------

Partners' capital at December 31, 1996        28,229    2,797,739    2,825,968

    Distributions                             (4,583)    (453,703)    (458,286)

    Net loss                                  (3,450)    (341,547)    (344,997)
                                           ---------    ---------    ---------

Partners' capital at December 31, 1997    $   20,196   $2,002,489   $2,022,685
                                           =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31




                                                  1997        1996       1995
                                               ---------   ---------  ---------


Cash flows from operating activities:

   Net income (loss)                           $(344,997)  $ 397,674  $(391,752)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Impairment of oil and gas properties       547,793         -      479,522
      Depletion                                  187,598     201,693    366,713
      Loss on disposition of assets                  -         1,032        -
   Changes in assets and liabilities:
      Accounts receivable                        113,218    (105,819)     4,711
      Accounts payable                             6,099     (29,301)    25,925
                                                --------    --------   --------

      Net cash provided by operating
          activities                             509,711     465,279    485,119
                                                --------    --------   --------

Cash flows from investing activities:

   (Additions) deletions to oil and
     gas properties                               (9,015)      4,838    (11,642)
   Proceeds from asset dispositions                  -            42        -
                                                --------    --------   --------

      Net cash provided by (used in)
        investing activities                      (9,015)      4,880    (11,642)
                                                --------    --------   --------

Cash flows from financing activities:

   Cash distributions to partners               (458,286)   (489,633)  (446,359)
                                                --------    --------   --------

Net increase (decrease) in cash and
   cash equivalents                               42,410     (19,474)    27,118
Cash and cash equivalents at beginning of year   106,856     126,330     99,212
                                                --------    --------   --------

Cash and cash equivalents at end of year       $ 149,266   $ 106,856  $ 126,330
                                                ========    ========   ========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


Note 1.   Organization and nature of operations

     Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger.

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

     Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Pioneer Natural Resources USA, Inc. ("Pioneer USA") the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

     Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

     Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

Note 3.   Impairment of long-lived assets

     The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges $547,793 and $479,522 related to its oil and gas properties during the fourth quarters of 1997 and 1995, respectively.

Note 4.   Income taxes

     The  financial   statement  basis  of  the  Partnership's  net  assets  and liabilities was $895,631 greater than the tax basis at December 31, 1997.

     The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                                  1997        1996       1995
                                               ---------   ---------  ---------

  Net income (loss) per statements of
     operations                                $(344,997)  $ 397,674  $(391,752)
  Depletion and depreciation provisions for
     tax reporting purposes under amounts
     for financial reporting purposes            178,889      62,991    106,783
  Impairment of oil and gas properties for
     financial reporting purposes                547,793         -      479,522
  Salvage income                                     -         8,245        373
  Other                                           (1,076)      1,965        (68)
                                                --------    --------   --------
         Net income per Federal income
           tax returns                         $ 380,609   $ 470,875  $ 194,858
                                                ========    ========   ========

Note 5.   Oil and gas producing activities

     The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                             1997         1996         1995
                                          ---------    ---------    ---------

     Development costs                    $   9,015    $   5,978    $  12,403
                                           ========     ========     ========

     Capitalized oil and gas properties consist of the following:

                                                        1997           1996
                                                    -----------     ----------
     Proved properties:
       Property acquisition costs                   $   439,249    $   439,249
       Completed wells and equipment                  6,677,150      6,668,135
                                                     ----------     ----------
                                                      7,116,399      7,107,384
     Accumulated depletion                           (5,311,920)    (4,576,529)
                                                     ----------     ----------
            Net capitalized costs                   $ 1,804,479    $ 2,530,855
                                                     ==========     ==========

     During 1997, the Partnership recognized a non-cash charge against oil and gas properties of $547,793 associated with SFAS 121. See Note 3.

Note 6.   Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                     1997      1996      1995
                                                   --------  --------  --------
   Payment of lease operating and supervision
             charges in accordance with standard
             industry operating agreements         $169,328  $166,963  $144,743

   Reimbursement of general and administrative
             expenses                              $ 20,876  $ 26,489  $ 19,456

   Receipts of proceeds for the salvage value
             of retired oil and gas equipment      $    -       6,131       -

   Purchase of oil and gas properties and related
             equipment, at predecessor cost        $  8,237  $    -    $  9,852

     The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA, Parker & Parsley 88-B Conv., L.P. and the Partnership (the "Partnerships") are parties to the Program agreement.

     The costs and revenues of the Program are allocated to Pioneer USA and the Partnerships as follows:
                                              Pioneer USA (1)   Partnerships (2)
                                              ---------------   ----------------
Revenues:
   Proceeds from disposition of depreciable
      properties                                  9.09091%          90.90909%
   All other revenues                           24.242425%         75.757575%
Costs and expenses:
   Lease acquisition costs, drilling and
      completion costs and all other costs        9.09091%          90.90909%
   Operating costs, direct costs and general
      and administrative expenses                24.242425%         75.757575%

  (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 94 limited partner interests owned by Pioneer USA.

  (2) The allocation between the Partnership and Parker & Parsley 88-B Conv., L.P. is 71.119936% and 28.880064%, respectively.

Note 7.   Oil and gas information (unaudited)

     The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.

                                                     Oil and NGLs        Gas
                                                        (bbls)          (mcf)
                                                     ------------    ----------
     Net proved reserves at January 1, 1995               510,625     1,475,885
     Revisions                                             22,324       200,991
     Production                                           (40,523)     (111,871)
                                                     ------------    ----------
     Net proved reserves at December 31, 1995             492,426     1,565,005
     Revisions                                            115,251       275,646
     Production                                           (37,186)      (96,878)
                                                     ------------    ----------
     Net proved reserves at December 31, 1996             570,491     1,743,773
     Revisions                                             (5,887)   (1,060,648)
     Production                                           (35,648)      (70,802)
                                                     ------------    ----------
     Net proved reserves at December 31, 1997             528,956       612,323
                                                     ============    ==========

     The estimated present value of future net revenues of proved reserves, calculated using December 31, 1997 prices of $17.14 per barrel of oil, $12.49 per barrel of NGLs and $2.13 per mcf of gas, discounted at 10% was approximately $2,072,000 and undiscounted was $3,656,000 at December 31, 1997. Subsequent to December 31, 1997, the prices of oil and gas have been declining, and on March 19, 1998, the average prices for the Partnership's oil and gas were approximately $12.00 and $2.05, respectively.

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

Note 8.   Major customers

     The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                               1997        1996         1995
                                             --------    --------     --------
        Genesis Crude Oil, L.P.                 52%        52%           53%
        Western Gas Resources, Inc.             13%        11%           10%

     The above customers represent 44% of total accounts receivable at December 31, 1997.

     Pioneer USA is party to a long-term agreement pursuant to which Pioneer USA and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On November 25, 1996, Pioneer USA consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable- oil and gas sales included $25,949 due from Genesis at December 31, 1997.

Note 9.   Organization and operations

     The Partnership was organized November 18, 1988 as a limited partnership under the Delaware Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Program and Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

       Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

       Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $8,954,000. Pioneer USA is required to contribute amounts equal to 1% of initial Partnership capital less commission and offering expenses allocated to the limited partners and to contribute amounts necessary to pay costs and expenses allocated to it under the Partnership agreement to the extent its share of revenues does not cover such costs.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, Pioneer USA, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. Pioneer USA, the sole general partner of Pioneer USA, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                            Age at
                          December 31,
        Name                 1997                    Position
        ----                 ----                    --------

Scott D. Sheffield            45         President and Director

Timothy L. Dove               41         Executive Vice President and Director

Dennis E. Fagerstone          48         Executive Vice President and Director

Mark L. Withrow               50         Executive Vice President, General
                                           Counsel and Director

M. Garrett Smith              36         Executive Vice President, Chief
                                           Financial Officer and Director

Mel Fischer                   63         Executive Vice President

Lon C. Kile                   42         Executive Vice President

Rich Dealy                    31         Vice President and Chief Accounting
                                           Officer

     Scott D. Sheffield. Mr. Sheffield is a distinguished graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President and a director of Pioneer USA. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In

March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

     Timothy L. Dove. Mr. Dove became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President
- Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

     Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of Mesa from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a B. S. in Accounting and Texas Tech University with a Juris Doctorate degree, became Executive Vice President, General Counsel and Secretary of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Withrow was Vice President - General Counsel of Parker & Parsley from January 1991, when he joined Parker & Parsley, to January 1995, when he was appointed Senior Vice President - General Counsel. He was Parker & Parsley's Secretary from August 1992 until August 1997. Prior to joining Parker & Parsley, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

     M. Garrett Smith. Mr. Smith, a graduate of The University of Texas with a B.S. in Electrical Engineering and Southern Methodist University with an M.B.A., was appointed Executive Vice President and Chief Financial Officer of Pioneer in December 1997. He served as Senior Vice President - Finance of Pioneer from August 1997 until December 1997. Mr. Smith was elected Senior Vice President - Finance and a director of Pioneer USA in August 1997. He served as Vice President Corporate Acquisitions of Mesa from January 1997 until August 1997. From October 1996 to December 1996, Mr. Smith served as Vice President - Finance of Mesa and from 1994 to 1996 he served as Director of Financial Planning of Mesa. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to Mesa) from 1989 to 1994.

     Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from February 1997 to August 1997. Mr. Fischer worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as

President, Occidental International Exploration and Production Company in March 1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

     Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Ernst & Young.

     Rich Dealy. Mr. Dealy is a graduate of Eastern New Mexico University with a B.B.A. in Accounting and Finance and is a Certified Public Accountant. He became Vice President and Chief Accounting Officer of Pioneer and Pioneer USA in February 1998. Mr. Dealy served as Controller of Pioneer USA from August 1997 to February 1998. He served as Controller of Parker & Parsley from August 1995 to August 1997. Mr. Dealy joined Parker & Parsley as an Accounting Manager in July, 1992. He was previously employed with KPMG Peat Marwick as an Audit Senior, in charge of Parker & Parsley's audit.

ITEM 11.  Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in Pioneer USA, the managing general partner. The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, Pioneer USA pays approximately 10% of the Partnership's acquisition, drilling and completion costs and approximately 25% of its operating and general and administrative expenses. In return, Pioneer USA is allocated approximately 25% of the Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

The Partnership does not directly pay any salaries of the executive officers of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 94 limited partner interests at January 1, 1998.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Pioneer USA, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of Pioneer USA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.  Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                     1997      1996      1995
                                                   --------  --------  --------
   Payment of lease operating and supervision
             charges in accordance with standard
             industry operating agreements         $169,328  $166,963  $144,743

   Reimbursement of general and administrative
             expenses                              $ 20,876  $ 26,489  $ 19,456

   Receipts of proceeds for the salvage value
             of retired oil and gas equipment      $    -       6,131       -

   Purchase of oil and gas properties and related
             equipment, at predecessor cost        $  8,237  $    -    $  9,852

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.  Financial statements

          The following are filed as part of this annual report:

              Independent Auditors' Report

              Balance sheets as of December 31, 1997 and 1996

               Statements of operations for the years ended December 31, 1997,
                 1996 and 1995

              Statements of partners' capital for the years ended December 31,
                 1997, 1996 and 1995

              Statements of cash flows for the years ended December 31, 1997,
                 1996 and 1995

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

                           PARKER & PARSLEY 88-B, L.P.

Dated: March 27, 1998            By:     Pioneer Natural Resources USA, Inc.
                                           Managing General Partner


                                         By:     /s/ Scott D. Sheffield
                                                 Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield     President and Director of             March 27, 1998
------------------------
Scott D. Sheffield         Pioneer USA


/s/ Timothy L. Dove        Executive Vice President and          March 27, 1998
------------------------
Timothy L. Dove            Director of Pioneer USA


/s/ Dennis E. Fagerstone   Executive Vice President and          March 27, 1998
------------------------
Dennis E. Fagerstone       Director of Pioneer USA


/s/ Mark L. Withrow        Executive Vice President, General     March 27, 1998
------------------------
Mark L. Withrow            Counsel and Director of Pioneer USA


/s/ M. Garrett Smith       Executive Vice President, Chief       March 27, 1998
------------------------
M. Garrett Smith           Financial Officer and Director
                           of Pioneer USA


/s/ Mel Fischer            Executive Vice President              March 27, 1998
------------------------
Mel Fischer                of Pioneer USA


/s/ Lon C. Kile            Executive Vice President of           March 27, 1998
------------------------
Lon C. Kile                Pioneer USA


/s/ Rich Dealy             Vice President and Chief Accounting   March 27, 1998
------------------------
Rich Dealy                 Officer of Pioneer USA

                           PARKER & PARSLEY 88-B, L.P.

                                INDEX TO EXHIBITS



       The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                   Description                                Page
-----------                   -----------                                ----

   3(a)       Amended and Restated Certificate and                        -
              Agreement of Limited Partnership of
              Parker & Parsley 88-B, L.P. incorporated by reference to Exhibit A of Amendment
              No. 1 of the Partnership's Registration
              Statement on Form S-1 (Registration No.
              33-19659)

   4(b)       Form of Subscription Agreement and                          -
              Power of Attorney incorporated by reference to Exhibit D of the Partnership's Registration
              Statement on Form S-1 (Registration No.
              33-19659) (hereinafter called the Partnership's
              Registration Statement)

   4(c)       Specimen Certificate of Limited Partnership                 -
              Interest incorporated by reference to Exhibit
              D of the Partnership's Registration Statement

  10(b)       Exploration and Development Program                         -
              Agreement incorporated by reference to
              Exhibit C of the Partnership's Registration
              Statement

   27.1*      Financial Data Schedule




*  Filed herewith