Form 10-Q
period 1998-03-31
PARKER & PARSLEY 88 B L P
filed 1998-05-05
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             /x/  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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


                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997   .......................................   3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997...............................   4

           Statement of Partners' Capital for the three months
             ended March 31, 1998........................................   5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997...............................   6

           Notes to Financial Statements.................................   7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................  10


           27.1    Financial Data Schedule

           Signatures....................................................  11

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1998            1997
                                                   -----------     ------------
                                                   (Unaudited)
                  ASSETS
                  ------
Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $127,177 at March 31 and
    $148,866 at December 31                        $   127,577     $   149,266
  Accounts receivable - oil and gas sales               78,435          97,539
                                                    ----------      ----------

        Total current assets                           206,012         246,805
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,128,491       7,116,399
Accumulated depletion                               (5,353,921)     (5,311,920)
                                                    ----------      ----------

        Net oil and gas properties                   1,774,570       1,804,479
                                                    ----------      ----------

                                                   $ 1,980,582     $ 2,051,284
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL
------------------------------------
Current liabilities:
  Accounts payable - affiliate                     $    26,599     $    28,599

Partners' capital:
  Managing general partner                              19,509          20,196
  Limited partners (8,954 interests)                 1,934,474       2,002,489
                                                    ----------      ----------

                                                     1,953,983       2,022,685
                                                    ----------      ----------

                                                   $ 1,980,582     $ 2,051,284
                                                    ==========      ==========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
Revenues:
  Oil and gas                                        $  158,561     $  230,006
  Interest                                                2,038          2,063
  Gain on disposition of assets                             156            -
                                                      ---------      ---------

                                                        160,755        232,069
                                                      ---------      ---------

Costs and expenses:
  Oil and gas production                                112,417        101,891
  General and administrative                              4,757          7,099
  Depletion                                              42,001         45,074
                                                      ---------      ---------

                                                        159,175        154,064
                                                      ---------      ---------

Net income                                           $    1,580     $   78,005
                                                      =========      =========

Allocation of net income:
  Managing general partner                           $       16     $      780
                                                      =========      =========

  Limited partners                                   $    1,564     $   77,225
                                                      =========      =========

Net income per limited partnership interest          $      .17     $     8.62
                                                      =========      =========

Distributions per limited partnership interest       $     7.77     $    16.71
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                      general        Limited
                                      partner        partners          Total


Balance at January 1, 1998          $   20,196      $2,002,489      $2,022,685

    Distributions                         (703)        (69,579)        (70,282)

    Net income                              16           1,564           1,580
                                     ---------       ---------       ---------

Balance at March 31, 1998           $   19,509      $1,934,474      $1,953,983
                                     =========       =========       =========




   The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                               March 31,
                                                       ----------------------
                                                          1998         1997
                                                       ---------    ---------
Cash flows from operating activities:
  Net income                                           $   1,580    $  78,005
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                          42,001       45,074
       Gain on disposition of assets                        (156)         -
  Changes in assets and liabilities:
       Accounts receivable                                19,104       85,566
       Accounts payable                                   (2,000)         926
                                                        --------     --------

           Net cash provided by operating activities      60,529      209,571
                                                        --------     --------
Cash flows from investing activities:
  Additions to oil and gas properties                    (12,092)      (1,264)
  Proceeds from disposition of assets                        156          -
                                                        --------     --------

           Net cash used in investing activities         (11,936)      (1,264)
                                                        --------     --------

Cash flows used in financing activities:

  Cash distributions to partners                         (70,282)    (151,116)
                                                        --------     --------

Net increase (decrease) in cash and cash equivalents     (21,689)      57,191
Cash and cash equivalents at beginning of period         149,266      106,856
                                                        --------     --------

Cash and cash equivalents at end of period             $ 127,577    $ 164,047
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


Note 1.   Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.   Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 31% to $158,561 from $230,006 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 8,032 barrels of oil, 2,613 barrels of natural gas liquids ("NGLs") and 13,330 mcf of gas were sold, or 12,867 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 7,933 barrels of oil and 19,397 mcf of gas were sold, or 11,166 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $7.10, or 33%, from $21.78 for the three months ended March 31, 1997 to $14.68 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $7.48. The average price received per mcf of gas decreased 46% from $2.95 during the three months ended March 31, 1997 to $1.59 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $159,175 for the three months ended March 31, 1998 as compared to $154,064 for the same period in 1997, an increase of $5,111, or 3%. The increase was due to an increase in production costs, offset by decreases in depletion and general and administrative expenses ("G&A").

Production costs were $112,417 for the three months ended March 31, 1998 and $101,891 for the same period in 1997, resulting in a $10,526 increase, or 10%. The increase was primarily due to an increase in workover expenses incurred in an effort to stimulate well production, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased $2,342, or 33%, from $7,099 for the three months ended March 31, 1997 to $4,757 for the same period in 1998.

Depletion was $42,001 for the three months ended March 31, 1998 compared to $45,074 for the same period in 1997. This represented a decrease in depletion of $3,073, or 7%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 99 barrels for the period ended March 31, 1998 compared to the same period in 1997, offset by a decline in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $149,042 during the three months ended March 31, 1998 from the same period in 1997. This decrease was due to a decrease in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1998 and 1997 were for equipment replacement on various oil and gas properties.

During the three months ended March 31, 1998, proceeds of $156 were derived from salvage on one saltwater disposal well that was plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $70,282 of which $703 was distributed to the managing general partner and $69,579 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $151,116 of which $1,511 was distributed to the managing general partner and $149,605 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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

                           Part II. Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1    Financial Data Schedule

(b)  Reports on Form 8-K

     (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PARKER & PARSLEY 88-B, L.P.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 4, 1998                By:      /s/ Rich Dealy
                                            -----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer