Form 10-Q
period 1999-06-30
PARKER & PARSLEY 88 B L P
filed 1999-08-09
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                                            PARKER & PARSLEY 88-B, L.P.
                                         (A Delaware Limited Partnership)

                                           Part I. Financial Information

Item 1.   Financial Statements

                                                  BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1999           1998
                                                   -----------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $   132,191    $   110,641
  Accounts receivable - oil and gas sales              105,172         71,128
                                                    ----------     ----------
        Total current assets                           237,363        181,769
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,123,321      7,131,466
Accumulated depletion                               (6,045,396)    (5,978,933)
                                                    ----------     ----------
        Net oil and gas properties                   1,077,925      1,152,533
                                                    ----------     ----------
                                                   $ 1,315,288    $ 1,334,302
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    25,004    $    17,477

Partners' capital:
  Managing general partner                              12,871         13,137
  Limited partners (8,954 interests)                 1,277,413      1,303,688
                                                    ----------     ----------
                                                     1,290,284      1,316,825
                                                    ----------     ----------
                                                   $ 1,315,288    $ 1,334,302
                                                    ==========     ==========



   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended       Six months ended
                                           June 30,               June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 163,695   $ 157,385   $ 271,361   $ 315,946
  Interest                            1,334       1,878       2,531       3,916
  Gain on disposition of assets         -           -           -           156
                                   --------    --------    --------    --------
                                    165,029     159,263     273,892     320,018
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             86,811      95,719     168,666     208,136
  General and administrative          4,911       4,574       8,141       9,332
  Depletion                          22,195      45,898      66,463      87,898
                                   --------    --------    --------    --------
                                    113,917     146,191     243,270     305,366
                                   --------    --------    --------    --------
Net income                        $  51,112   $  13,072   $  30,622   $  14,652
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     511   $     130   $     306   $     146
                                   ========    ========    ========    ========
  Limited partners                $  50,601   $  12,942   $  30,316   $  14,506
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    5.66   $    1.45   $    3.39   $    1.62
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    2.88   $    6.31   $    6.32   $   14.08
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 1999           $  13,137     $1,303,688     $1,316,825

    Distributions                         (572)       (56,591)       (57,163)

    Net income                             306         30,316         30,622
                                      --------      ---------      ---------

Balance at June 30, 1999             $  12,871     $1,277,413     $1,290,284
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

                                            PARKER & PARSLEY 88-B, L.P.
                                         (A Delaware Limited Partnership)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)



                                                      Six months ended
                                                           June 30,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
Cash flows from operating activities:
  Net income                                       $   30,622     $   14,652
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                      66,463         87,898
        Gain on disposition of assets                     -             (156)
  Changes in assets and liabilities:
        Accounts receivable                           (34,044)        22,697
        Accounts payable                                7,527          1,979
                                                    ---------      ---------
            Net cash provided by operating
              activities                               70,568        127,070
                                                    ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                  (3,237)        (7,951)
  Proceeds from asset dispositions                     11,382            156
                                                    ---------      ---------
            Net cash provided by (used in)
              investing activities                      8,145         (7,795)
                                                    ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                      (57,163)      (127,316)
                                                    ---------      ---------
Net increase (decrease) in cash                        21,550         (8,041)
Cash at beginning of period                           110,641        149,266
                                                    ---------      ---------
Cash at end of period                              $  132,191     $  141,225
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 14% to $271,361 from $315,946 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 13,613 barrels of oil, 6,704 barrels of natural gas liquids ("NGLs") and 27,934 mcf of gas were sold, or

24,973 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 15,952 barrels of oil, 5,861 barrels of NGLs and 26,363 mcf of gas were sold, or 26,207 BOEs.

The average price received per barrel of oil decreased $1.17, or 8%, from $14.32 for the six months ended June 30, 1998 to $13.15 for the same period in 1999. The average price received per barrel of NGLs decreased 3%, from $7.77 during the six months ended June 30, 1998 to $7.55 for the same period in 1999. The average price received per mcf of gas decreased 6% from $1.59 during the six months ended June 30, 1998 to $1.49 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $156 was received during the six months ended June 30, 1998 from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $243,270 for the six months ended June 30, 1999 as compared to $305,366 for the same period in 1998, a decrease of $62,096, or 20%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $168,666 for the six months ended June 30, 1999 and $208,136 for the same period in 1998 resulting in a $39,470 decrease, or 19%. This decrease was due to declines in well maintenance costs, workover expenses, production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 13% from $9,332 for the six months ended June 30, 1998 to $8,141 for the same period in 1999.

Depletion was $66,463 for the six months ended June 30, 1999 compared to $87,898 for the same period in 1998, a decrease of $21,435, or 24%. This decrease was primarily due to a reduction in oil production of 2,339 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to the higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 4% to $163,695 from $157,385 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and a slight increase in production. For the three months ended June 30, 1999, 6,781 barrels of oil, 4,124 barrels of NGLs and 16,108 mcf of gas were sold, or 13,590 BOEs. For the three months ended June 30, 1998, 7,920 barrels of oil, 3,248 barrels of NGLs and 13,033 mcf of gas were sold, or 13,340 BOEs.

The average price received per barrel of oil increased 7% from $13.96 for the three months ended June 30, 1998 to $14.90 for the same period in 1999. The average price received per barrel of NGLs increased 10% from $8.01 during the three months ended June 30,1998 to $8.82 for the same period in 1999. The average price received per mcf increased 3% from $1.59 during the three months ended June 30, 1998 to $1.63 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $113,917 for the three months ended June 30, 1999 as compared to $146,191 for the same period in 1998, a decrease of $32,274, or 22%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $86,811 for the three months ended June 30, 1999 and $95,719 for the same period in 1998 resulting in an $8,908 decrease, or 9%. The decrease was due to declines in well maintenance costs, ad valorem taxes and production taxes.

During this period, G&A increased, in aggregate, 7% from $4,574 for the three months ended June 30, 1998 to $4,911 for the same period in 1999.

Depletion was $22,195 for the three months ended June 30, 1999 compared to $45,898 for the same period in 1998, a decrease of $23,703, or 52%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices, a reduction in oil production of 1,139 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $56,502 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1999 and 1998 were for equipment replacement on various oil and gas properties.

Proceeds of $11,382 recognized during the six months ended June 30, 1999 were from equipment credits on active properties. During the six months ended June 30, 1998 proceeds of $156 were derived from salvage on one saltwater disposal well that was plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $57,163 of which $572 was distributed to the managing general partner and $56,591 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $127,316 of which $1,273 was distributed to the managing general partner and $126,043 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                         PARKER & PARSLEY 88-B, L.P.

                                By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  August 9, 1999          By:      /s/ Rich Dealy
                                         --------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer