Form 10-Q
period 1999-09-30
PARKER & PARSLEY 88 B L P
filed 1999-11-09
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998................    4

           Statement of Partner" Capital for the nine months
             ended September 30, 1999................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements


                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1999           1998
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   136,731      $   110,641
  Accounts receivable - oil and gas sales             116,546           71,128
                                                   ----------       ----------
          Total current assets                        253,277          181,769
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              7,126,358        7,131,466
Accumulated depletion                              (6,063,774)      (5,978,933)
                                                   ----------       ----------
          Net oil and gas properties                1,062,584        1,152,533
                                                   ----------       ----------
                                                  $ 1,315,861      $ 1,334,302
                                                   ==========       ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     26,896     $    17,477

Partners' capital:
  Managing general partner                              12,858          13,137
  Limited partners (8,954 interests)                 1,276,107       1,303,688
                                                   -----------      ----------
                                                     1,288,965       1,316,825
                                                   -----------      ----------
                                                  $  1,315,861     $ 1,334,302
                                                   ===========      ==========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 193,105   $ 135,593   $ 464,466   $ 451,539
   Interest                           1,871       2,017       4,402       5,933
   Gain on disposition of assets        -           -           -           156
                                   --------    --------    --------    --------
                                    194,976     137,610     468,868     457,628
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            91,163      96,137     259,829     304,273
   General and administrative         5,793       4,214      13,934      13,546
   Depletion                         18,378      87,376      84,841     175,274
                                   --------    --------    --------    --------
                                    115,334     187,727     358,604     493,093
                                   --------    --------    --------    --------
Net income (loss)                 $  79,642   $ (50,117)  $ 110,264   $ (35,465)
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $     796   $    (500)  $   1,102   $    (354)
                                   ========    ========    ========    ========
   Limited partners               $  78,846   $ (49,617)  $ 109,162   $ (35,111)
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $    8.80   $   (5.54)  $   12.19   $   (3.92)
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    8.95   $    5.76   $   15.27   $   19.84
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $   13,137     $1,303,688     $1,316,825

    Distributions                         (1,381)      (136,743)      (138,124)

    Net income                             1,102        109,162        110,264
                                       ---------      ---------      ---------

Balance at September 30, 1999         $   12,858     $1,276,107     $1,288,965
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Nine months ended
                                                          September 30,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
Cash flows from operating activities:
   Net income (loss)                               $  110,264      $  (35,465)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depletion                                     84,841         175,274
         Gain on disposition of assets                    -              (156)
   Changes in assets and liabilities:
         Accounts receivable                          (45,418)         19,662
         Accounts payable                               9,419           8,266
                                                     --------       ---------
              Net cash provided by operating
                activities                            159,106         167,581
                                                     --------       ---------
Cash flows from investing activities:
   Additions to oil and gas properties                 (5,650)        (12,168)
   Proceeds from asset dispositions                    10,758             156
                                                     --------       ---------
              Net cash provided by (used in)
                investing activities                    5,108         (12,012)
                                                     --------       ---------
Cash flows used in financing activities:
   Cash distributions to partners                    (138,124)       (179,429)
                                                     --------       ---------
Net increase (decrease) in cash                        26,090         (23,860)
Cash at beginning of period                           110,641         149,266
                                                     --------       ---------
Cash at end of period                              $  136,731      $  125,406
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 3% to $464,466 from $451,539 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 1999, 20,455 barrels of oil, 10,153 barrels of natural gas liquids ("NGLs") and 42,206 mcf of gas were sold, or 37,642 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 23,360 barrels of oil, 9,306 barrels of NGLs and 39,956 mcf of gas were sold, or 39,325 BOEs.

The average price received per barrel of oil increased $1.30, or 9%, from $13.70 for the nine months ended September 30, 1998 to $15.00 for the same period in 1999. The average price received per barrel of NGLs increased $1.39, or 19%, from $7.34 during the nine months ended September 30, 1998 to $8.73 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.58 during the nine months ended September 30, 1998 to $1.63 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $358,604 for the nine months ended September 30, 1999 as compared to $493,093 for the same period in 1998, a decrease of $134,489, or 27%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $259,829 for the nine months ended September 30, 1999 and $304,273 for the same period in 1998, resulting in a decrease of $44,444, or 15%. The decrease was due to lower well maintenance costs, workover expenses and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 3% from $13,546 for the nine months ended September 30, 1998 to $13,934 for the same period in 1999.

Depletion was $84,841 for the nine months ended September 30, 1999 compared to $175,274 for the same period in 1998, representing a decrease of $90,433, or 52%. This decrease was the result of a combination of factors that included an increase in proved reserves during the period ended September 30, 1999 due to the higher commodity prices, a reduction in oil production of 2,905 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 42% to $193,105 from $135,593 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 6,842 barrels of oil, 3,449 barrels of NGLs and 14,272 mcf of gas were sold, or 12,670 BOEs. For the three months ended September 30, 1998, 7,408 barrels of oil, 3,445 barrels of NGLs and 13,593 mcf of gas were sold, or 13,119 BOEs.

The average price received per barrel of oil increased $6.34, or 51%, from $12.35 for the three months ended September 30, 1998 to $18.69 for the same period in 1999. The average price received per barrel of NGLs increased $4.42, or 67%, from $6.60 during the three months ended September 30, 1998 to $11.02 for the same period in 1999. The average price received per mcf of gas increased 22% from $1.57 during the three months ended September 30, 1998 to $1.91 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $115,334 for the three months ended September 30, 1999 as compared to $187,727 for the same period in 1998, a decrease of $72,393, or 39%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $91,163 for the three months ended September 30, 1999 and $96,137 for the same period in 1998 resulting in a $4,974 decrease, or 5%. The decrease was due to lower ad valorem taxes and well maintenance costs, offset by an increase in production taxes.

During this period, G&A increased from $4,214 for the three months ended September 30, 1998 to $5,793 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $18,378 for the three months ended September 30, 1999 compared to $87,376 for the same period in 1998, representing a decrease of $68,998, or 79%. This decrease was primarily due to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a decrease in oil production of 566 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $8,475 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts of

$53,684, offset by declines in production costs paid of $41,556 and in G&A expenses paid of $3,653.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 were related to the replacement of oil and gas equipment on active properties.

Proceeds of $10,758 recognized during the nine months ended September 30, 1999 were from equipment credits on active properties. During the nine months ended September 30, 1998, proceeds of $156 were derived from salvage on one saltwater disposal well that was plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $138,124 of which $1,381 was distributed to the managing general partner and $136,743 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $179,429 of which $1,795 was distributed to the managing general partner and $177,634 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 88-B, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 1999          By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer