Form 10-Q
period 2000-06-30
PARKER & PARSLEY 88 B L P
filed 2000-08-08
CIK 828191

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                         Commission File No. 33-19659-02

                           PARKER & PARSLEY 88-B, L.P.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                  75-2240121
   ------------------------------------------         ---------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS

                                                                      Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999.................................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1   Financial Data Schedule

           Signatures...............................................   11

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2000           1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   153,405     $   129,430
  Accounts receivable - oil and gas sales              148,381         138,030
                                                    ----------      ----------
        Total current assets                           301,786         267,460
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,134,510       7,129,071
Accumulated depletion                               (6,118,884)     (6,083,367)
                                                    ----------      ----------
        Net oil and gas properties                   1,015,626       1,045,704
                                                    ----------      ----------
                                                   $ 1,317,412     $ 1,313,164
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    30,291     $    21,245

Partners' capital:
  Managing general partner                              12,840          12,888
  Limited partners (8,954 interests)                 1,274,281       1,279,031
                                                    ----------      ----------
                                                     1,287,121       1,291,919
                                                    ----------      ----------
                                                   $ 1,317,412     $ 1,313,164
                                                    ==========      ==========



  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                   Three months ended       Six months ended
                                         June 30,               June 30,
                                  ---------------------   ---------------------
                                    2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 302,734   $ 163,695   $ 591,346   $ 271,361
  Interest                            3,085       1,334       5,177       2,531
  Gain on disposition of assets       8,845         -         8,845         -
                                   --------    --------    --------    --------
                                    314,664     165,029     605,368     273,892
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            114,842      86,811     205,053     168,666
  General and administrative          8,802       4,911      17,740       8,141
  Depletion                          15,809      22,195      35,517      66,463
                                   --------    --------    --------    --------
                                    139,453     113,917     258,310     243,270
                                   --------    --------    --------    --------
Net income                        $ 175,211   $  51,112   $ 347,058   $  30,622
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,753   $     511   $   3,471   $     306
                                   ========    ========    ========    ========
  Limited partners                $ 173,458   $  50,601   $ 343,587   $  30,316
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   19.37   $    5.66   $   38.37   $    3.39
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                                   (Unaudited)



                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 2000           $  12,888     $1,279,031     $1,291,919

    Distributions                       (3,519)      (348,337)      (351,856)

    Net income                           3,471        343,587        347,058
                                      --------      ---------      ---------

Balance at June 30, 2000             $  12,840     $1,274,281     $1,287,121
                                      ========      =========      =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
  Net income                                         $  347,058    $   30,622
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        35,517        66,463
        Gain on disposition of assets                    (8,845)          -
  Changes in assets and liabilities:
        Accounts receivable                             (10,351)      (34,044)
        Accounts payable                                  9,046         7,527
                                                      ---------     ---------
         Net cash provided by operating activities      372,425        70,568
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (5,439)       (3,237)
  Proceeds from asset dispositions                        8,845        11,382
                                                      ---------     ---------
         Net cash provided by investing activities        3,406         8,145
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (351,856)      (57,163)
                                                      ---------     ---------
Net increase in cash                                     23,975        21,550
Cash at beginning of period                             129,430       110,641
                                                      ---------     ---------
Cash at end of period                                $  153,405    $  132,191
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

                                  June 30, 2000

                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended

  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 118% to $591,346 for the six months ended June 30, 2000 as compared to $271,361 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the six months ended June 30, 2000, 16,511 barrels of oil, 6,423 barrels of natural gas liquids ("NGLs") and 26,695 mcf of gas were sold, or 27,383 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 13,613 barrels of oil, 6,704 barrels of NGLs and 27,934 mcf of gas were sold, or 24,973 BOEs.

The average price received per barrel of oil increased $13.76, or 105%, from $13.15 for the six months ended June 30, 1999 to $26.91 for the same period in 2000. The average price received per barrel of NGLs increased $6.53, or 86%, from $7.55 during the six months ended June 30, 1999 to $14.08 for the same period in 2000. The average price received per mcf of gas increased 42% from $1.49 during the six months ended June 30, 1999 to $2.12 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $8,845 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $258,310 for the six months ended June 30, 2000 as compared to $243,270 for the same period in 1999, an increase of $15,040, or 6%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $205,053 for the six months ended June 30, 2000 and $168,666 for the same period in 1999 resulting in a $36,387 increase, or 22%. This increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 118% from $8,141 for the six months ended June 30, 1999 to $17,740 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $35,517 for the six months ended June 30, 2000 compared to $66,463 for the same period in 1999, a decrease of $30,946, or 47%. This decrease was due to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 2,898 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 85% to $302,734 for the three months ended June 30, 2000 as compared to $163,695 for the same period in 1999. The increase in revenues resulted from higher average prices received. For the three months ended June 30, 2000, 8,275 barrels of oil, 3,156 barrels of NGLs and 12,676 mcf of gas were sold, or 13,544 BOEs. For the three months ended June 30, 1999, 6,781 barrels of oil, 4,124 barrels of NGLs and 16,108 mcf of gas were sold, or 13,590 BOEs.

The average price received per barrel of oil increased $12.52, or 84%, from $14.90 for the three months ended June 30, 1999 to $27.42 for the same period in 2000. The average price received per barrel of NGLs increased $4.99, or 57%, from $8.82 during the three months ended June 30,1999 to $13.81 for the same period in 2000. The average price received per mcf of gas increased 56% from $1.63 during the three months ended June 30, 1999 to $2.55 for the same period in 2000.

Gain on disposition of assets of $8,845 was recognized during the three months ended June 30, 2000 from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $139,453 for the three months ended June 30, 2000 as compared to $113,917 for the same period in 1999, an increase of $25,536, or 22%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $114,842 for the three months ended June 30, 2000 and $86,811 for the same period in 1999 resulting in a $28,031 increase, or 32%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 79% from $4,911 for the three months ended June 30, 1999 to $8,802 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $15,809 for the three months ended June 30, 2000 compared to $22,195 for the same period in 1999, a decrease of $6,386, or 29%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 1,494 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $301,857 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was primarily due to an increase in oil and gas sales receipts of $346,324, offset by increases in operating costs paid of $37,299 and G&A expenses paid of $7,168.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 and 1999 were for equipment upgrades on various oil and gas properties.

Proceeds of $8,845 recognized during the six months ended June 30, 2000 were from equipment credits on one fully depleted well and $11,382 for the same period in 1999 were due to equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $351,856, of which $3,519 was distributed to the managing general partner and $348,337 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $57,163, of which $572 was distributed to the managing general partner and $56,591 to the limited partners.

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

                                        PARKER & PARSLEY 88-B, L.P.

                               By:      Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner




Dated:  August 8, 2000         By:      /s/ Rich Dealy
                                        -------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer