Form 10-Q
period 2000-09-30
PARKER & PARSLEY 88 B L P
filed 2000-11-13
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                         Commission File No. 33-19659-02


                           PARKER & PARSLEY 88-B, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                          Delaware                            75-2240121
           ----------------------------------------     ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1   Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.      Financial Statements

                                 BALANCE SHEETS
                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $    169,668     $    129,430
  Accounts receivable - oil and gas sales              167,755          138,030
                                                   -----------      -----------
          Total current assets                         337,423          267,460
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               6,953,903        7,129,071
Accumulated depletion                               (5,954,144)      (6,083,367)
                                                   -----------      -----------
          Net oil and gas properties                   999,759        1,045,704
                                                   -----------      -----------
                                                  $  1,337,182     $  1,313,164
                                                   ===========      ===========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     41,021     $     21,245

Partners' capital:
  Managing general partner                              12,931           12,888
  Limited partners (8,954 interests)                 1,283,230        1,279,031
                                                   -----------      -----------
                                                     1,296,161        1,291,919
                                                   -----------      -----------
                                                  $  1,337,182     $  1,313,164
                                                   ===========      ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended          Nine months ended
                                        September 30,               September 30,
                                   ----------------------     ----------------------
                                      2000         1999          2000         1999
                                   ---------    ---------     ---------    ---------
Revenues:
   Oil and gas                     $ 352,159    $ 193,105     $ 943,505    $ 464,466
   Interest                            3,636        1,871         8,813        4,402
   Gain on disposition of assets       7,108          -          15,953          -
                                    --------     --------      --------     --------
                                     362,903      194,976       968,271      468,868
                                    --------     --------      --------     --------
Costs and expenses:
   Oil and gas production            114,143       91,163       319,196      259,829
   General and administrative         10,565        5,793        28,305       13,934
   Depletion                          16,274       18,378        51,791       84,841
   Abandoned property                  8,226          -           8,226          -
                                    --------     --------      --------     --------
                                     149,208      115,334       407,518      358,604
                                    --------     --------      --------     --------
Net income                         $ 213,695    $  79,642     $ 560,753    $ 110,264
                                    ========     ========      ========     ========
Allocation of net income:
   Managing general partner        $   2,137    $     796     $   5,608    $   1,102
                                    ========     ========      ========     ========
   Limited partners                $ 211,558    $  78,846     $ 555,145    $ 109,162
                                    ========     ========      ========     ========
Net income per limited
   partnership interest            $   23.63    $    8.80     $   62.00    $   12.19
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ----------    ----------    ----------


Balance at January 1, 2000              $   12,888    $1,279,031    $1,291,919

    Distributions                           (5,565)     (550,946)     (556,511)

    Net income                               5,608       555,145       560,753
                                         ---------     ---------     ---------

Balance at September 30, 2000           $   12,931    $1,283,230    $1,296,161
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  560,753    $  110,264
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                         51,791        84,841
         Gain on disposition of assets                    (15,953)          -
   Changes in assets and liabilities:
         Accounts receivable                              (29,725)      (45,418)
         Accounts payable                                  22,569         9,419
                                                        ---------     ---------
           Net cash provided by operating activities      589,435       159,106
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (5,788)       (5,650)
   Proceeds from asset dispositions                        13,102        10,758
                                                        ---------     ---------
           Net cash provided by investing activities        7,314         5,108
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (556,511)     (138,124)
                                                        ---------     ---------
Net increase in cash                                       40,238        26,090
Cash at beginning of period                               129,430       110,641
                                                        ---------     ---------
Cash at end of period                                  $  169,668    $  136,731
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 103% to $943,505 for the nine months ended September 30, 2000 as compared to $464,466 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 2000, 24,263 barrels of oil, 10,130 barrels of natural gas liquids ("NGLs") and 41,502 mcf of gas were sold, or 41,310 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 20,455 barrels of oil, 10,153 barrels of NGLs and 42,206 mcf of gas were sold, or 37,642 BOEs.

The average price received per barrel of oil increased $13.32, or 89%, from $15.00 for the nine months ended September 30, 1999 to $28.32 for the same period in 2000. The average price received per barrel of NGLs increased $6.38, or 73%, from $8.73 during the nine months ended September 30, 1999 to $15.11 for the same period in 2000. The average price received per mcf of gas increased 53% from $1.63 during the nine months ended September 30, 1999 to $2.49 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $15,953 was recognized during the nine months ended September 30, 2000. The gain was comprised of $11,638 received from the sale of equipment on one well plugged and abandoned during the current period and $4,315 from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $407,518 for the nine months ended September 30, 2000 as compared to $358,604 for the same period in 1999, an increase of $48,914, or 14%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and abandoned property costs, offset by a decline in depletion.

Production costs were $319,196 for the nine months ended September 30, 2000 and $259,829 for the same period in 1999, resulting in an increase of $59,367, or 23%. The increase was primarily due to higher production taxes of $31,582 associated with higher oil and gas prices, additional well maintenance costs of $19,994 and $4,321 of workover expenses incurred to stimulate well production.

Abandoned property costs of $8,226 were recognized during the nine months ended September 30, 2000 resulting from one well plugged and abandoned during the current period.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 103% from $13,934 for the nine months ended September 30, 1999 to $28,305 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $51,791 for the nine months ended September 30, 2000 compared to $84,841 for the same period in 1999, representing a decrease of $33,050, or 39%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 3,808 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 82% to $352,159 for the three months ended September 30, 2000 as compared to $193,105 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 7,752 barrels of oil, 3,707 barrels of NGLs and 14,807 mcf of gas were sold, or 13,927 BOEs. For the three months ended September 30, 1999, 6,842 barrels of oil, 3,449 barrels of NGLs and 14,272 mcf of gas were sold, or 12,670 BOEs.

The average price received per barrel of oil increased $12.62, or 68%, from $18.69 for the three months ended September 30, 1999 to $31.31 for the same period in 2000. The average price received per barrel of NGLs increased $5.88, or 53%, from $11.02 during the three months ended September 30, 1999 to $16.90 for the same period in 2000. The average price received per mcf of gas increased 65% from $1.91 during the three months ended September 30, 1999 to $3.16 for the same period in 2000.

Gain on disposition of assets of $7,108 was recognized during the three months ended September 30, 2000. The gain was comprised of $4,315 from equipment credits received on one well and $2,793 received from the sale of equipment on one well plugged and abandoned during the current period.

Costs and Expenses:

Total costs and expenses increased to $149,208 for the three months ended September 30, 2000 as compared to $115,334 for the same period in 1999, an increase of $33,874, or 29%. This increase was due to increases in production costs, abandoned property costs and G&A, offset by a decline in depletion.

Production costs were $114,143 for the three months ended September 30, 2000 and $91,163 for the same period in 1999 resulting in a $22,980 increase, or 25%. The increase was primarily due to higher production taxes of $11,404 associated with higher oil and gas prices, additional workover expenses of $4,321 and well maintenance costs of $2,396 incurred to stimulate well production.

Abandoned property costs of $8,226 was recognized during the three months ended September 30, 2000 resulting from one well plugged and abandoned during the current period.

During this period, G&A increased, in aggregate, 82% from $5,793 for the three months ended September 30, 1999 to $10,565 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $16,274 for the three months ended September 30, 2000 compared to $18,378 for the same period in 1999, representing a decrease of $2,104, or 11%. This decrease was due to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 910 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $430,329 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $499,143, offset by increases in production costs paid of $47,274, abandoned property costs of $8,226 and G&A expenses paid of $13,314.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were related to upgrades of oil and gas equipment on various oil and gas properties.

Proceeds of $13,102 recognized during the nine months ended September 30, 2000 were comprised of $8,845 on one well plugged and abandoned during the current period and $4,257 from equipment credits on one well. Proceeds of $10,758 recognized for the same period in 1999 were from equipment credits on two wells.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $556,511, of which $5,565 was distributed to the managing general partner and $550,946 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $138,124, of which $1,381 was distributed to the managing general partner and $136,743 to the limited partners.

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


                                           PARKER & PARSLEY 88-B, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 13, 2000         By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer