Form 10-Q
period 2001-03-31
PARKER & PARSLEY 88 B L P
filed 2001-05-09
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-19659-02


                           PARKER & PARSLEY 88-B, L.P.
             (Exact name of Registrant as specified in its charter)

                        Delaware                              75-2240121
            ---------------------------------           ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)             Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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


                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................    9

            Signatures...............................................   10

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                      March 31,     December 31,
                                                        2001            2000
                                                    ------------    -----------
                                                    (Unaudited)
                  ASSETS

Current assets:
  Cash                                              $   139,057     $   144,763
  Accounts receivable - oil and gas sales               159,140         198,467
                                                     ----------      ----------
        Total current assets                            298,197         343,230
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                6,955,501       6,954,545
Accumulated depletion                                (5,985,549)     (5,969,972)
                                                     ----------      ----------
        Net oil and gas properties                      969,952         984,573
                                                     ----------      ----------
                                                    $ 1,268,149     $ 1,327,803
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    17,198     $    16,350

Partners' capital:
  Managing general partner                               12,478          13,083
  Limited partners (8,954 interests)                  1,238,473       1,298,370
                                                     ----------      ----------
                                                      1,250,951       1,311,453
                                                     ----------      ----------
                                                    $ 1,268,149     $ 1,327,803
                                                     ==========      ==========


  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------

Revenues:
   Oil and gas                                      $  326,397     $  288,612
   Interest                                              2,721          2,092
                                                     ---------      ---------
                                                       329,118        290,704
                                                     ---------      ---------
Costs and expenses:
   Oil and gas production                              104,442         90,211
   General and administrative                            8,160          8,938
   Depletion                                            15,577         19,708
                                                     ---------      ---------
                                                       128,179        118,857
                                                     ---------      ---------
Net income                                          $  200,939     $  171,847
                                                     =========      =========
Allocation of net income
   Managing general partner                         $    2,009     $    1,718
                                                     =========      =========
   Limited partners                                 $  198,930     $  170,129
                                                     =========      =========
Net income per limited partnership interest         $    22.22     $    19.00
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general      Limited
                                         partner      partners       Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $  13,083    $1,298,370    $1,311,453

    Distributions                          (2,614)     (258,827)     (261,441)

    Net income                              2,009       198,930       200,939
                                         --------     ---------     ---------

Balance at March 31, 2001               $  12,478    $1,238,473    $1,250,951
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------

Cash flows from operating activities:
  Net income                                         $  200,939     $  171,847
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                         15,577         19,708
  Changes in assets and liabilities:
       Accounts receivable                               39,327            811
       Accounts payable                                     848          3,189
                                                      ---------      ---------
         Net cash provided by operating activities      256,691        195,555
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (1,480)        (1,883)
  Proceeds from disposition of assets                       524            -
                                                      ---------      ---------
         Net cash used in investing activities             (956)        (1,883)
                                                      ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (261,441)      (164,763)
                                                      ---------      ---------
Net increase (decrease) in cash                          (5,706)        28,909
Cash at beginning of period                             144,763        129,430
                                                      ---------      ---------
Cash at end of period                                $  139,057     $  158,339
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 13% to $326,397 for the three months ended March 31, 2001 as compared to $288,612 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2001, 6,753 barrels of oil, 2,315 barrels of natural gas liquids ("NGLs") and 8,631 mcf of gas were sold, or 10,507 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 8,236 barrels of oil, 3,267 barrels of NGLs and

14,019 mcf of gas were sold, or 13,840 BOEs. Of the decrease, 2,758 BOEs are attributable to three wells reaching payout pursuant to the terms of the farmout agreements which reduced the Partnership's net revenue interest in the wells.

The average price received per barrel of oil increased $3.39, or 13%, from $26.41 for the three months ended March 31, 2000 to $29.80 for the same period in 2001. The average price received per barrel of NGLs increased $5.63, or 39%, from $14.34 for the three months ended March 31, 2000 to $19.97 for the same period in 2001. The average price received per mcf of gas increased 428% from $1.73 during the three months ended March 31, 2000 to $9.14 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses increased to $128,179 for the three months ended March 31, 2001 as compared to $118,857 for the same period in 2000, an increase of $9,322, or 8%. The increase was primarily due to an increase in production costs, offset by decreases in depletion and general and administrative expenses ("G&A").

Production costs were $104,442 for the three months ended March 31, 2001 and $90,211 for the same period in 2000, resulting in a $14,231 increase, or 16%. The increase in production costs was primarily due to higher production taxes associated with higher oil and gas prices and additional workover and well maintenance costs incurred to stimulate well production, offset by a decline in lease operating and production taxes attributable to the wells that reached payout pursuant to the terms of the farmout agreements as noted above.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A decreased 9% from $8,938 for the three months ended March 31, 2000 to $8,160 for the same period in 2001.

Depletion was $15,577 for the three months ended March 31, 2001 as compared to $19,708 for the same period in 2000, a decrease of $4,131, or 21%. This decrease was primarily due to a decrease in oil production of 1,483 barrels for the three months ended March 31, 2001 compared to the same period in 2000 and positive revisions to proved reserves during the three months ended March 31, 2001 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $61,136 during the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $38,414 in oil and gas sales receipts and reductions of $778 in G&A expenses and $36,175 in working capital, offset by an increase in production costs of $14,231. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $150,881 to oil and gas receipts, offset by $112,467 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices and additional workover and well maintenance costs incurred to stimulate well production.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2001 and 2000 were for equipment upgrades on active oil and gas properties.

Proceeds from disposition of assets of $524 recognized during the three months ended March 31, 2001 were due to equipment credits received on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $261,441, of which $2,614 was distributed to the managing general partner and $258,827 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $164,763, of which $1,648 was distributed to the managing general partner and $163,115 to the limited partners.

Proposal to acquire partnerships

On April 18, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement with the SEC proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Pioneer USA is the sole or managing general partner of the partnerships. The preliminary proxy statement is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partners in each partnership and the resolution of SEC review comments. If approved, Pioneer anticipates closing the mergers during the third quarter of 2001.

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


                                          PARKER & PARSLEY 88-B, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner



Dated:  May 9, 2001              By:      /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President
                                            and Chief Accounting Officer