Form 10-Q
period 2001-06-30
PARKER & PARSLEY 88 B L P
filed 2001-08-08
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-19659-02


                           PARKER & PARSLEY 88-B, L.P.
             (Exact name of Registrant as specified in its charter)

                          Delaware                            75-2240121
         ------------------------------------------     ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas            75039
    --------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           Signatures.................................................   12

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
   Cash                                              $   315,293    $   144,763
   Accounts receivable - oil and gas sales               138,533        198,467
                                                      ----------     ----------
        Total current assets                             453,826        343,230
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                6,772,191      6,954,545
Accumulated depletion                                 (5,822,040)    (5,969,972)
                                                      ----------     ----------
        Net oil and gas properties                       950,151        984,573
                                                      ----------     ----------
                                                     $ 1,403,977    $ 1,327,803
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                      $    22,604    $    16,350

Partners' capital:
   Managing general partner                               13,783         13,083
   Limited partners (8,954 interests)                  1,367,590      1,298,370
                                                      ----------     ----------
                                                       1,381,373      1,311,453
                                                      ----------     ----------
                                                     $ 1,403,977    $ 1,327,803
                                                      ==========     ==========



   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                 ----------------------    ----------------------
                                    2001        2000         2001         2000
                                 ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                    $ 287,569    $ 302,734    $ 613,966    $ 591,346
  Interest                           2,193        3,085        4,914        5,177
  Gain on disposition of assets      7,855        8,845        7,855        8,845
                                  --------     --------     --------     --------
                                   297,617      314,664      626,735      605,368
                                  --------     --------     --------     --------
Costs and expenses:
  Oil and gas production           128,587      114,842      233,029      205,053
  General and administrative         7,189        8,802       15,349       17,740
  Depletion                         21,178       15,809       36,755       35,517
  Abandoned property                10,241          -         10,241          -
                                  --------     --------     --------     --------
                                   167,195      139,453      295,374      258,310
                                  --------     --------     --------     --------
Net income                       $ 130,422    $ 175,211    $ 331,361    $ 347,058
                                  ========     ========     ========     ========
Allocation of net income:
  Managing general partner       $   1,305    $   1,753    $   3,314    $   3,471
                                  ========     ========     ========     ========
  Limited partners               $ 129,117    $ 173,458    $ 328,047    $ 343,587
                                  ========     ========     ========     ========
Net income per limited
  partnership interest           $   14.42    $   19.37    $   36.64    $   38.37
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                         Managing
                                         general      Limited
                                         partner      partners       Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $  13,083    $1,298,370    $1,311,453

    Distributions                          (2,614)     (258,827)     (261,441)

    Net income                              3,314       328,047       331,361
                                         --------     ---------     ---------

Balance at June 30, 2001                $  13,783    $1,367,590    $1,381,373
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                              June 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  331,361    $  347,058
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          36,755        35,517
        Gain on disposition of assets                      (7,855)       (8,845)
  Changes in assets and liabilities:
        Accounts receivable                                59,934       (10,351)
        Accounts payable                                    8,682         9,046
                                                        ---------     ---------
          Net cash provided by operating activities       428,877       372,425
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (2,916)       (5,439)
  Proceeds from asset dispositions                          6,010         8,845
                                                        ---------     ---------
          Net cash provided by investing activities         3,094         3,406
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (261,441)     (351,856)
                                                        ---------     ---------
Net increase in cash                                      170,530        23,975
Cash at beginning of period                               144,763       129,430
                                                        ---------     ---------
Cash at end of period                                  $  315,293    $  153,405
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.    Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.    Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 4% to $613,966 for the six months ended June 30, 2001 as compared to $591,346 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 14,397 barrels of oil, 4,692 barrels of natural gas liquids ("NGLs") and 20,792 mcf of gas were sold, or 22,554 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 16,511 barrels of oil, 6,423 barrels of NGLs and 26,695 mcf of gas were sold, or 27,383 BOEs.

The average price received per barrel of oil increased $1.33, or 5%, from $26.91 for the six months ended June 30, 2000 to $28.24 for the same period in 2001. The average price received per barrel of NGLs increased $3.39, or 24%, from $14.08 during the six months ended June 30, 2000 to $17.47 for the same period in 2001. The average price received per mcf of gas increased 184% from $2.12 during the six months ended June 30, 2000 to $6.03 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gain on disposition of assets of $7,855 was received during the six months ended June 30, 2001 due to the sale of equipment on one well plugged and abandoned during the current period. Abandoned property costs of $10,241 were also incurred during the same period to plug and abandon this well. A gain of $8,845 was recognized during the same period in 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $295,374 for the six months ended June 30, 2001 as compared to $258,310 for the same period in 2000, an increase of $37,064, or 14%. This increase was due to increases in production costs, abandoned property costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $233,029 for the six months ended June 30, 2001 and $205,053 for the same period in 2000 resulting in a $27,976 increase, or 14%. This increase was primarily due to additional workover and well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 13% from $17,740 for the six months ended June 30, 2000 to $15,349 for the same period in 2001, primarily due to decreased audit and tax fees.

Depletion was $36,755 for the six months ended June 30, 2001 as compared to $35,517 for the same period in 2000, an increase of $1,238, or 3%. This increase was primarily due to a reduction in proved reserves during the period ended June 30, 2001 as a result of lower commodity prices, offset by a decrease in oil production of 2,114 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 5% to $287,569 for the three months ended June 30, 2001 as compared to $302,734 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decline in production, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 7,644 barrels of oil, 2,377 barrels of NGLs and 12,161 mcf of gas were sold, or 12,048 BOEs. For the three months ended June 30, 2000, 8,275 barrels of oil, 3,156 barrels of NGLs and 12,676 mcf of gas were sold, or 13,544 BOEs.

The average price received per barrel of oil decreased $.56, or 2%, from $27.42 for the three months ended June 30, 2000 to $26.86 for the same period in 2001. The average price received per barrel of NGLs increased $1.22, or 9%, from $13.81 during the three months ended June 30, 2000 to $15.03 for the same period in 2001. The average price received per mcf of gas increased 50% from $2.55 during the three months ended June 30, 2000 to $3.83 for the same period in 2001.

Gain on disposition of assets of $7,855 was received during the three months ended June 30, 2001 due to the sale of equipment on one well plugged and abandoned during the current period. Abandoned property costs of $10,241 were also incurred during the same period to plug and abandon this well. A gain of $8,845 was recognized during the same period in 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $167,195 for the three months ended June 30, 2001 as compared to $139,453 for the same period in 2000, an increase of $27,742, or 20%. This increase was due to increases in production costs, abandoned property costs and depletion, offset by a decline in G&A.

Production costs were $128,587 for the three months ended June 30, 2001 and $114,842 for the same period in 2000 resulting in a $13,745 increase, or 12%. The increase was primarily due to additional workover and well maintenance costs incurred to stimulate well production.

During this period, G&A decreased 18% from $8,802 for the three months ended June 30, 2000 to $7,189 for the same period in 2001 due to lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of a decline in oil and gas revenues and a decrease in audit and tax fees.

Depletion was $21,178 for the three months ended June 30, 2001 as compared to $15,809 for the same period in 2000, an increase of $5,369, or 34%. This increase was primarily due to a reduction in proved reserves during the period ended June 30, 2001 as a result of lower commodity prices, offset by a decline in oil production of 631 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $56,452 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was primarily due to an increase of $22,357 in oil and gas sales receipts and reductions of $2,391 in G&A expenses and $69,921 in working capital, offset by increases in production costs of $27,976 and abandoned property costs of $10,241. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $147,904 to oil and gas receipts, offset by $125,547 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional workover and well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The decrease in G&A was primarily due to decreased audit and tax fees.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were for equipment upgrades on active oil and gas properties.

Proceeds from disposition of assets of $6,010 was recognized during the six months ended June 30, 2001. The proceeds were comprised of $5,485 received from the sale of equipment on one well plugged and abandoned during the current period and $525 from equipment credits received on two active wells. Proceeds of $8,845 recognized during the same period in 2000 were from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $261,441, of which $2,614 was distributed to the managing general partner and $258,827 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $351,856, of which $3,519 was distributed to the managing general partner and $348,337 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333- 59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                            PARKER & PARSLEY 88-B, L.P.

                                   By:      Pioneer Natural Resources USA, Inc.,
                                              Managing General Partner




Dated:  August 8, 2001             By:      /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President and
                                            Chief Accounting Officer