Form 10-Q
period 2001-09-30
PARKER & PARSLEY 88 B L P
filed 2001-11-09
CIK 828191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001


                         Commission File No. 33-19659-02


                           PARKER & PARSLEY 88-B, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                    75-2240121
   ----------------------------------------              ---------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                   Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas               75039
-------------------------------------------------           -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-B, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   12

            Signatures................................................   13

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2001             2000
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS
Current assets:
  Cash                                            $   320,866      $   144,763
  Accounts receivable - oil and gas sales             107,113          198,467
                                                   ----------       ----------
          Total current assets                        427,979          343,230
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,775,326        6,954,545
Accumulated depletion                              (5,888,350)      (5,969,972)
                                                   ----------       ----------
          Net oil and gas properties                  886,976          984,573
                                                   ----------       ----------
                                                  $ 1,314,955      $ 1,327,803
                                                   ==========       ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    47,325      $    16,350

Partners' capital:
  Managing general partner                             12,645           13,083
  Limited partners (8,954 interests)                1,254,985        1,298,370
                                                   ----------       ----------
                                                    1,267,630        1,311,453
                                                   ----------       ----------
                                                  $ 1,314,955      $ 1,327,803
                                                   ==========       ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Three months ended           Nine months ended
                                                September 30,                September 30,
                                          ----------------------    ----------------------
                                             2001         2000         2001         2000
                                          ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                            $ 259,220    $ 352,159    $ 873,186    $ 943,505
   Interest                                   1,927        3,636        6,841        8,813
   Gain on disposition of assets                -          7,108        7,855       15,953
                                           --------     --------     --------     --------
                                            261,147      362,903      887,882      968,271
                                           --------     --------     --------     --------
Costs and expenses:
   Oil and gas production                   133,495      114,143      366,524      319,196
   General and administrative                 6,594       10,565       21,943       28,305
   Impairment of oil and gas properties      34,975          -         34,975          -
   Depletion                                 31,335       16,274       68,090       51,791
   Abandoned property                            17        8,226       10,258        8,226
                                           --------     --------     --------     --------
                                            206,416      149,208      501,790      407,518
                                           --------     --------     --------     --------
Net income                                $  54,731    $ 213,695    $ 386,092    $ 560,753
                                           ========     ========     ========     ========
Allocation of net income:
   Managing general partner               $     547    $   2,137    $   3,861    $   5,608
                                           ========     ========     ========     ========
   Limited partners                       $  54,184    $ 211,558    $ 382,231    $ 555,145
                                           ========     ========     ========     ========
Net income per limited
   partnership interest                   $    6.05    $   23.63    $   42.69    $   62.00
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   13,083    $1,298,370    $1,311,453

    Distributions                           (4,299)     (425,616)     (429,915)

    Net income                               3,861       382,231       386,092
                                         ---------     ---------     ---------

Balance at September 30, 2001           $   12,645    $1,254,985    $1,267,630
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  386,092    $  560,753
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Impairment of oil and gas properties              34,975           -
         Depletion                                         68,090        51,791
         Gain on disposition of assets                     (7,855)      (15,953)
   Changes in assets and liabilities:
         Accounts receivable                               91,354       (29,725)
         Accounts payable                                  32,919        22,569
                                                        ---------     ---------
           Net cash provided by operating activities      605,575       589,435
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (6,028)       (5,788)
   Proceeds from asset dispositions                         6,471        13,102
                                                        ---------     ---------
           Net cash provided by investing activities          443         7,314
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (429,915)     (556,511)
                                                        ---------     ---------
Net increase in cash                                      176,103        40,238
Cash at beginning of period                               144,763       129,430
                                                        ---------     ---------
Cash at end of period                                  $  320,866    $  169,668
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

                           PARKER & PARSLEY 88-B, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 88-B, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $34,975 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $3,086,337 of which $3,023,397 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 7% to $873,186 for the nine months ended September 30, 2001 as compared to $943,505 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decline in production, offset by higher average prices received for gas and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 22,346 barrels of oil, 7,311 barrels of NGLs and 32,649 mcf of gas were sold, or 35,099 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 24,263 barrels of oil, 10,130 barrels of NGLs and 41,502 mcf of gas were sold, or 41,310 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $.82, or 3%, from $28.32 for the nine months ended September 30, 2000 to $27.50 for the same period in 2001. The average price received per barrel of NGLs increased $.13, or 1%, from $15.11 during the nine months ended September 30, 2000 to $15.24 for the same period in 2001. The average price received per mcf of gas increased 81% from $2.49 during the nine months ended September 30, 2000 to $4.51 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gain on disposition of assets of $7,855 was recognized during the nine months ended September 30, 2001 due to the sale of equipment on one well plugged and abandoned during the current period.

A gain of $15,953 was recognized during the same period in 2000 resulting from an $11,638 salvage income from one well plugged and abandoned during the current period and $4,315 from equipment credits received on one fully depleted well. Abandoned property costs of $10,528 and $8,226 were incurred during the nine months ended September 30, 2001 and 2000, respectively, to abandon these wells.

Costs and Expenses:

Total costs and expenses increased to $501,790 for the nine months ended September 30, 2001 as compared to $407,518 for the same period in 2000, an increase of $94,272, or 23%. This increase was due to increases in production costs, depletion, the impairment of oil and gas properties and abandoned property costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $366,524 for the nine months ended September 30, 2001 and $319,196 for the same period in 2000, resulting in an increase of $47,328, or 15%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs and workover expenses incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 22% from $28,305 for the nine months ended September 30, 2000 to $21,943 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $34,975 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $68,090 for the nine months ended September 30, 2001 as compared to $51,791 for the same period in 2000, representing an increase of $16,299, or 31%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000, offset by a decline in oil production of 1,917 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 26% to $259,220 for the three months ended September 30, 2001 as compared to $352,159 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 7,949 barrels of oil, 2,619 barrels of NGLs and 11,857 mcf of gas were sold, or 12,544 BOEs. For the three months ended September 30, 2000, 7,752 barrels of oil, 3,707 barrels of NGLs and 14,807 mcf of gas were sold, or 13,927 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $5.15, or 16%, from $31.31 for the three months ended September 30, 2000 to $26.16 for the same period in 2001. The average price received per barrel of NGLs decreased $5.65, or 33%, from $16.90 during the three months ended September 30, 2000 to $11.25 for the same period in 2001. The average price received per mcf of gas decreased 42% from $3.16 during the three months ended September 30, 2000 to $1.84 for the same period in 2001.

Gain on disposition of assets of $7,108 was recognized during the three months ended September 30, 2000. The gain was comprised of $4,315 from equipment credits received on one fully depleted well and $2,793 received from salvage income on one well plugged and abandoned during the current period. Abandoned property costs of $17 and $8,226 were incurred during the three months ended September 30, 2001 and 2000, respectively, resulting from one well plugged and abandoned during the current periods.

Costs and Expenses:

Total costs and expenses increased to $206,416 for the three months ended September 30, 2001 as compared to $149,208 for the same period in 2000, an increase of $57,208, or 38%. This increase was due to increases in the impairment of oil and gas properties, production costs and depletion, offset by decreases in abandoned property costs and G&A.

Production costs were $133,495 for the three months ended September 30, 2001 and $114,143 for the same period in 2000 resulting in a $19,352 increase, or 17%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by lower production and ad valorem taxes.

During this period, G&A decreased 38% from $10,565 for the three months ended September 30, 2000 to $6,594 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $34,975 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $31,335 for the three months ended September 30, 2001 as compared to $16,274 for the same period in 2000, representing an increase of $15,061, or 93%. This increase was due to a decrease in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $16,140 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to reductions of $131,429 in working capital and G&A expenses of $6,362, offset by increases in production costs of $47,328, abandoned property costs of $2,032 and a reduction in oil and gas sales receipts of $72,291. The decrease in oil and gas receipts resulted from the decline of $21,833 in oil prices during 2001 and $135,612 resulting from the decline in production during 2001 as compared to the same period in 2000, offset by increases in gas and NGL prices of $85,154. The increase in production costs was primarily due to higher ad valorem taxes and additional well maintenance and workover costs incurred to stimulate well production. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were related to upgrades of oil and gas equipment on various oil and gas properties.

Proceeds from dispositions of assets of $6,471 was recognized during the nine months ended September 30, 2001. The proceeds were comprised of $5,968 received from the sale of equipment on one well plugged and abandoned during the current period and $503 from equipment credits received on one active well. Proceeds of $13,102 received during the same period in 2000 were due to $8,845 on one well plugged and abandoned during the current period and $4,257 from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $429,915, of which $4,299 was distributed to the managing general partner and $425,616 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $556,511, of which $5,565 was distributed to the managing general partner and $550,946 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 88-B, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 2001           By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer